Form 10QSB
period 1996-03-31
QUIZNOS CORP
filed 1996-05-15
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          FORM 10-QSB


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

                               OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to  ______

                Commission File Number 000-23174


                    THE QUIZNO'S CORPORATION

                  Colorado          84-1169286

              7555 East Hampden Avenue, Suite 601 Denver,
                    Colorado  80231

      Registrant's Telephone Number Is (303) 368-9424

    Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X    No

   State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 Outstanding at
Class                                              May 10, 1996
Common Stock, $0.001 par value                 2,864,757 shares
THE QUIZNO'S CORPORATION
               Commission File Number:  000-23174

                  Quarter Ended March 31, 1996


                           FORM 10-QSB

                  Part I  FINANCIAL INFORMATION


Consolidated Statements of Operations                      Page 1

Consolidated Balance Sheets                                Page 2

Consolidated Statements of Cash Flows                      Page 4

Consolidated Statement of Stockholders' Equity             Page 6

Notes to Consolidated Financial Statements                 Page 7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                       Page 9

                    THE QUIZNO'S CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                                              Three Months Ended
                                                  March 31,
                                              1996           1995
REVENUE:
  Royalty fees                            $318,935       $209,576
  Initial franchise fees                   255,000         75,000
  Area director marketing fees             250,486        180,895
  Sales by Company owned stores            627,992        667,272
  Sales by stores held for resale           16,946         89,943
  Interest income                           40,814         42,820
  Other                                     55,170         36,770
                                         1,565,343      1,302,276
EXPENSES:
  Sales and royalty commissions            133,726         26,477
  Franchise advertising and promotion       88,573          7,451
  General and administrative expenses      738,267        542,303
  Cost of sales at Company stores          218,694        228,477
  Cost of labor at Company stores          191,013        207,047
  Other Company store expenses             208,718        266,315
  Stores held for resale expenses           30,529        134,988
  Loss of sale of Company stores            60,079             -
  Depreciation and amortization             71,643         54,888
  Interest expense                          17,149         32,796
  Provision for loss on stores
    held for resale                             -           6,000
                                         1,758,391      1,506,742
Net loss                                  (193,048)      (204,466)

Preferred stock dividends                  (14,235)       (14,235)

Net loss applicable to
 common shareholders                     $(207,283)     $(218,701)

Net loss per share of common stock          $(0.07)        $(0.08)

Weighted average common shares
 outstanding                             2,864,757      2,861,250


                    THE QUIZNO'S CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                                       March 31,         December
31,
                                         1996          1995
CURRENT ASSETS:
 Cash and cash equivalents            $1,038,013       $1,684,422
 Restricted cash                          19,526           15,927
 Accounts receivable, net of allowance
  for doubtful accounts of $13,877 in
  1996 and $11,777 in 1995               322,624          276,522
 Current portion of notes receivable     452,156          304,918
 Other current assets                    226,559          155,973
 Assets of stores held for resale             -           144,499
     Total current assets              2,058,878        2,582,261

Property and equipment, at cost, net
 of accumulated depreciation and
 amortization of $168,980 in 1996
 and $144,561 in 1995                  1,282,657        1,083,476

OTHER ASSETS:
 Intangible assets, net of accumulated
 amortization of $463,803 in 1996
 and $414,500 in 1995                    511,203          537,149
 Deferred assets                         475,799          588,051
 Deposits                                 20,544           31,454
 Notes receivable                        681,978          528,484
     Total other assets                1,689,524        1,685,138
                                      $5,031,059       $5,350,875

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                       $671,929         $713,446
 Accrued liabilities                      77,187           53,168
 Line of credit                          130,000          160,000
 Current portion of long term
  obligations                            163,631          171,217
 Provision for loss on stores sold        23,892           58,000
     Total current liabilities         1,066,639        1,155,831

Line of credit                           190,505          215,505
Long term obligations                    303,494          341,453
Other liabilities                          2,226           12,101
Deferred revenue                       1,358,648        1,309,155
     Total liabilities                 2,921,512        3,034,045

STOCKHOLDERS' EQUITY:
 Preferred stock, 6.5% cumulative,
   convertible,$.001 par value,
   liquidation value of $6 per
   share plus unpaid and accumulated
   dividends, 1,000,000 authorized,
      issued and outstanding 146,000
      in 1995 and in 1994                   146              146

 Common stock, $.001 par value,
  9,000,000 shares authorized,
  issued and outstanding 2,864,757 in
  1996 and 1995                            2,865            2,865
 Additional paid in capital            3,276,120        3,290,355
 Accumulated deficit                  (1,169,584)        (976,536)
     Total stockholders' equity        2,109,547        2,316,830

                                      $5,031,059       $5,350,875

                    THE QUIZNO'S CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Three Months Ended
                                                   March 31,
                                                1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(193,048)    $(204,466)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization           73,722        54,889
     Provision for losses on accounts
      receivable                              2,100         1,100
     Reserve for losses on stores sold      (19,609)        8,788
     Promissory notes accepted for
      area director fees                   (178,986)           -
     Changes in assets and liabilities:
       Restricted cash                       (3,600)         (268)
       Accounts receivable                 (100,454)       (5,925)
       Other current assets                 (70,586)      (66,434)
       Accounts payable                     (41,517)      (15,699)
       Accrued liabilities                   24,018        59,582
       Deferred franchise costs             112,253       (10,186)
       Deferred initial franchise fees       49,493        74,812
       Other                                 (9,875)          -
          Net cash used in operations      (356,089)     (103,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment        (93,600)      (24,788)
  Acceptance of notes receivable           (119,611)      (60,902)
  Principle payments received on notes
   receivable                                50,117          --
  Intangible assets                         (23,357)         --
  Change in deposits                         10,910         6,516
  Investment in stores under development       -          (27,672)
          Net cash used in investing
           activities                      (175,541)     (106,846)


                    (continued on next page)

                    THE QUIZNO'S CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued from previous page)

                                              Three Months Ended
                                                   March 31,
                                                1996        1995
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of note payable      5,000            -
  Principle payments on long term
   obligations                              (50,544)      (66,835)
  Principle payments on lines of credit     (55,000)         --
  Dividends paid                            (14,235)      (14,235)
        Net cash (used) provided by
         financing activities              (114,779)      (81,070)

Net increase (decrease) in cash            (646,409)     (291,723)

Cash, beginning of period                 1,684,422     3,112,575

Cash, end of period                      $1,038,013    $2,820,852


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for
   interest                                 $17,149       $32,796

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
   During the first quarter of 1996, the Company subleased a Company owned restaurant and granted the sublessee an option to purchase the restaurant through December 31, 1995 for $135,000. During the first quarter of 1996, the assets of the restaurant were reclassified from Assets of Stores Held for Resale to Property and Equipment, and written down to the amount of the option price, with the loss, which had been accrued at December 31, 1995, charged to Provision for Loss on Stores Held for Resale.

During  the first quarter of 1995 the Company issued 2,500 shares of its $.001 par value common stock to Berger Restaurant Corporation in exchange for the general partner's interest in Quiz One Limited Partnership owned by Berger Restaurant Corporation. The shares and the general partner's interest were valued at $10,000.

                           THE QUIZNO'S CORPORATION CONSOLIDATED STATEMENT OF
                 STOCKHOLDERS' EQUITY
                             Convertible                                      Additional
                           Preferred Stock                Common Stock
                                                                                Paid-in   Accumulated
                        Shares         Amount        Shares          Amount
                                                                                Capital     Deficit
Balances at
 January 1,
 1995                    146,000         $146      2,860,000         $2,860 $3,339,495    $(684,964)

Issuance of common
 stock in exchange
 for general partnership
 interest                      -            -          2,500              3      9,997            --
Purchase price paid for
 Quiz One Limited
 Partnership general
 partner's interest
 over historical
 book value (goodwill)         -            -              -              -   (10,000)             -

Issuance of common stock
 pursuant to employee
 benefit plan                  -            -          2,257              2      7,803             -

Preferred stock dividends      -            -              -              -   (56,940)             -

Net loss                       -            -              -              -          -     (193,048)

Balances at Dec. 31,
 1995                    146,000          146      2,864,757          2,865  3,290,355    1,169,584)

Preferred stock
 dividends                    -            -              -              -    (14,235)            -

Net loss                       -            -              -              -             -  (193,048)

Balances at March 31,
 1996                    146,000         $146      2,864,757         $2,865 $3,276,120  $(1,169,584)




                    THE QUIZNO'S CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   In the opinion of management, all adjustments, consisting
only   of   normal   recurring  adjustments   necessary   for   a
fairstatement  of (a) the results of consolidated operations  for the  three month periods ended March 31, 1996 and March 31, 1995,
(b)  the  consolidated financial position at March 31, 1996,  (c)
the  statements of cash flows for the three month  periods  ended
March  31,  1996,  and March 31, 1995, and (d)  the  consolidated changes in stockholders' equity for the three month period  ended
March 31,1996, have been made.

2.   The accompanying unaudited consolidated financial statements
have   been  prepared  in  accordance  with  generally   accepted
accounting   principles   for  interim   financial   information.
Accordingly,  they  do  not  include  all  the  information   and
footnotes  required  by generally accepted accounting  principles for  financial statements.  For further information, refer to the audited  consolidated financial statements and notes thereto  for the  year  ended  December 31, 1995, included  in  the  Company's
Annual  Report  on  Form  10-QSB to the Securities  and  Exchange
Commission filed on March 29, 1996.

3. The results for the three month period ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year of 1996.

4.   RELATED PARTY TRANSACTIONS

      In 1995, the Company sold the Detroit area directorship to Michigan Restaurant Development Corp., which is 100% owned by a majority stockholder of the Company, for $150,000 paid in cash.

      Two directors of the Company own more than 50% of the outstanding shares of Illinois Food Managers, Inc., which owns the Chicago area directorship and two operating franchises in Chicago.

      Two directors of the company own 55% of S&K Food Services, Inc., which was a franchisee until such franchise was sold in October, 1995.

      Two shareholders of the Company loaned Schaden and Schaden, Inc. (Schaden) $99,243 in 1991 and another $62,000 in 1994 under notes payable agreements. The notes were assumed by the Company when it acquired Schaden in 1994.


                    THE QUIZNO'S CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.   RELATED PARTY TRANSACTIONS (continued)

Summarized below is a recap of related party transactions included in the financial statements as of March 31:

                                         1996          1995
   Assets
   Accounts receivable                        $8,112      $20,680
   Current portion of notes receivable         8,352        5,010
   Notes receivable                           52,752       24,979

   Liabilities
   Current portion of long
    term obligations                          19,659       35,639
   Long term obligations                       8,209      104,694

   Revenue
   Royalty fees                                6,095       13,436
   Other income                                4,350        7,350

   Expenses
   General and administrative                 17,441       13,928

                    THE QUIZNO'S CORPORATION
       MANAGEMENT'S   DISCUSSION   AND  ANALYSIS   OF   FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Overview

The Company's primary business, and the focus of its organizational structure, continues to be franchising QUIZNO'S restaurants. As a franchisor, revenue is derived from; (1) area director marketing fees, (2) initial franchise fees, and (3) royalties paid by franchisees. Area director fees occur only once for each exclusive area sold. Although the Company believes there are a substantial number of markets remaining to be sold, eventually such fees are expected to decline as the number of available remaining markets decline. Initial franchise fees are one time fees paid upon the sale of a franchise and vary directly with the number of franchises the Company can sell and open. Royalties, on the other hand, are ongoing fees paid by every franchised restaurant and will increase as the number of franchised restaurants increase. Each of these sources of revenue contributes to the profitability of the Company, but the relative contribution of each source will vary as the Company matures. The Company expects that over time initial franchise fees and royalties will generate proportionally more revenue than area director marketing fees.

The following chart reflects the Company's growth in terms of units, franchise sales, and systemwide sales.

                                                First Quarter
                                              1996   1995
Restaurants open, beginning                    105             66
New restaurants opened                          13              6
Restaurants closed                             (2)              -
Restaurants open, end                          116             72

New franchises sold                             24              9

Initial franchise fees collected          $425,000       $160,000
Systemwide sales                      $7.2 million   $5.6 million
Same store sales (2, 3)                   down 8.9%       down .7%
Average unit volume for
 the prior calendar year (1, 3)           $321,000       $363,000


                    THE QUIZNO'S CORPORATION
        MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


(1) In 1994, the Quizno's restaurant was significantly redesigned to reduce initial costs, reduce breakeven sales levels, and to fit the units in spaces 50% to 60% smaller than previously required. The Company expected reduced sales at these smaller locations, but with a corresponding reduction in operating costs, including rent, labor and utilities. Thus, although volumes are lower, the breakeven point is also lower, resulting in approximately the same return on sales and a higher return on investment for such locations.
(2) Same store sales is based on 64 stores. 41 of these 64 stores are located in Colorado, the Company's largest market for Quizno's restaurants. In keeping with a recent industry trend, many QSR chains are experiencing reduced same store sales. Quizno's decrease is attributable, in large part to the fact that included in the mix are the Company's top-volume stores in Colorado which are approaching their maturity after several years of double digit growth. The other factor that impacted the Company's decrease is the fact that some new market stores, which are not yet operating in markets built out to a critical mass, have come into the mix. In response, the Company has replaced the head of its marketing department with a person having substantial experience and credentials in the quick service restaurant industry, committed to contribute up to an addition $360,000 to retail advertising in 1996, and, beginning in March of 1996, offered a value priced meal in many of its markets backed by the largest media advertising campaign in the Company's history.

(3) Because the Company is and will continue to be in an aggressive growth mode for the next few years, it is anticipated that same store sales will fluctuate as we track units operating in evolving market mixes. The Company will continue to concentrate on its overall rapid growth as a primary goal and to provide interpretation of same store sales from year to year. Results of Operations

Comparison of the First Quarter of 1996 with the First Quarter of 1995

Total revenue increased 20% in the first quarter of 1996 to $1,565,343 from $1,302,276 for the same quarter last year. Royalty fees increased 52% in the first quarter of 1996 to $318,935 from $209,576 in the same quarter last year. Royalty fees are a percentage of each franchisee's sales paid to the company weekly or monthly and will increase as new franchises open, sales increase, and as the average royalty percentage increases. Company owned stores do not pay royalties. At March 31, 1996 there were 108 franchises open as compared to 63 at March 31, 1995. The royalty fee is between 4% and 6%, depending on when the franchise was purchased. The Company has no immediate plans to further increase the royalty percent.


                    THE QUIZNO'S CORPORATION
        MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


Initial franchise fees increased 240% in the first quarter of 1996 to $255,000 from $75,000 in the same quarter last year. Initial franchise fees are one time fees paid by franchisees at the time the franchise is sold, and are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. In the first quarter of 1996, the Company opened 13 franchises as compared to 6 franchises opened in the first quarter of 1995. The Company's initial franchise fee has been $20,000 since November 1, 1994. Some of the franchises opened in the first quarter of 1996 purchased the franchise before November 1, 1994 and paid an initial franchise fee less than $20,000. Beginning in 1996, the Company will sell an existing franchisee a second franchise for $15,000, and a third for $10,000. For franchises to be operated in non-traditional kiosk type locations with another business, the initial franchise fee is $10,000 for the first, $7,500 for the second, and $5,000 for additional franchises.

For a limited period of time in 1996, estimated to begin June 1, 1996 and continue through August 15, 1996, the Company will sell to approved franchisees one additional franchise for every currently effective franchise agreement for an initial franchise fee of $1,000. Such franchises must be opened by December 31, 1996. If the purchaser does not have a franchise currently open, the first franchise must be open by December 31, 1996 and the second franchise, purchased under this discount program, must be opened by December 31, 1997.

Area director marketing fees increased 38% in the first quarter of 1996 to $250,488 from $180,895. Area director marketing fees are one time fees paid to the Company for the right to sell franchises in a designated, non-exclusive, geographical area. The fee is $.03 per person in the designated area, plus a training fee of $10,000. The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In the first quarter of 1996 the company sold four area directorships as compared to two area directorships sold in the first quarter of 1995. At March 31, 1996, the Company had a total of 49 area directors who owned areas encompassing a population base equal to approximately 45% of the population of the United States.


                    THE QUIZNO'S CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


In 1995 the Company began offering long term financing to area director candidates for up to 50% of the area director marketing fee. The amount financed is required to be paid to the Company in installments over five years ranging from 11% to 15% interest. The promissory notes are personally signed by the area director and secured by collateral unrelated to the area directorship, usually a second mortgage in the area director's home. Of the four area directorships sold in the first quarter of 1996, one used this financing for $22,500. A portion, $156,486 as of March 31, 1996, of the area director marketing fees for the first quarter of 1996, were financed for terms of approximately 30 days.

Sales by Company owned stores decreased by 6% in the first quarter of 1996 to $627,992 from $667,272 in the first quarter of 1995. In 1996, the Company operated seven stores for the full three months (the eighth store is located in a baseball stadium and did not re-open until April). In the first quarter last year, the Company also operated seven stores. During the first quarter of 1996 the Company earned a profit of $9,567 at Company stores compared to a loss of $34,567 in the same quarter last year. Management does not expect to acquire or sell a significant number of Company stores in 1996.

The net loss from stores held for resale was $13,583 in the first quarter of 1996. The 1996 loss is attributable to one store taken over during the quarter from a franchisee and operated by the Company until it was resold to a new franchisee on March 31, 1996.

Sales and royalty commissions expense increased 405% to $133,726 in the first quarter of 1996 from $26,477 in the first quarter of 1995. Sales and royalty commissions represent amounts paid to the area directors of the Company under the new area director program implemented in March of 1995. Since this program was not implemented until the end of the first quarter of 1995, the related expenses for that quarter were small. Area directors receive a sales commission equal to 50% of the initial franchise fees received by the Company for franchises sold and opened in the area directors territory. Area directors also are paid 40% of the royalties received by the Company from franchises open in the area directors territory. In exchange for these payments, the area director is required to market and sell franchises, provide location selection assistance, provide on-site opening assistance to new franchisees, and perform monthly quality control reviews at each franchise open in the area director's territory. Sales and royalty commission expense is expected to continue to increase in direct proportion to the number of franchise openings and the increase in royalty fee revenue.


                    THE QUIZNO'S CORPORATION
        MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


Franchise advertising and promotion expenses increased to $88,573 in the first quarter of 1996 from $7,451 in the first quarter of 1995. The increase reflects the Company's commitment to an aggressive and rapid franchise sales and development program, which includes consistent and regular national advertising of the Company's franchise opportunity combined with regularly scheduled orientation and discovery days for franchise and area director candidates.

General and administrative expenses increased 36% to $738,267 for the first quarter of 1996 from $542,303 in the same quarter last year. General and administrative expenses include all of the operating expenses of the Company. The Company believes its general and administrative expenses are adequate and are not excessive in relation to the size of the Company.

Loss on sale of Company stores was $60,079 in the first quarter of 1996. The loss is primarily related to a franchised store in Missouri that was taken over by the Company from a franchisee and sold to a new franchisee, all within the first quarter of 1996. In addition, the Company incurred costs related to the sale of a Company owned store in Michigan sold in the first quarter of 1996 that were over and above the amount reserved at December 31, 1995. There were no Company stores sold in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities in the first quarter of 1996 was $356,089 compared to cash used in operating activities of $103,807 in the same quarter last year. Of the $356,089 used in operations in the first quarter of 1996, $178,986 is attributable to promissory notes accepted for area director fees, of which $156,486 was paid within the five weeks after the end of the quarter.

Net cash used in investing activities in the first quarter of 1996 was $175,541 compared to cash used in investing activities of $106,846 in the first quarter of 1995. Cash used by investing activities in the first quarter of 1996 was primarily related to the acceptance of a promissory note for $115,000 related to the sale of a store located in Missouri on March 31, 1996.



                    THE QUIZNO'S CORPORATION
        MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


Cash used by financing activities in the first quarter of 1996 was $114,779 compared to cash used by financing activities of $81,070 in the same quarter last year. The amounts for both years represent primarily cash used for the reduction of debt and the payment of preferred stock dividends.

The  Company  had  cash and cash equivalents  of  $1,038,013  and positive working capital of $992,239 at March 31, 1996. The Company has a commitment to build and finance a turnkey store in Florida on behalf of a franchisee, if requested. The Company currently has no other commitments to build turnkey stores, nor does the Company any longer offer a turnkey development program to its franchisees.

The Company has made commitments and has plans under way in which it will provide up to approximately $360,000 in funds to be used for retail advertising by franchisee advertising cooperatives in several markets in 1996. Of this amount, approximately $170,000 will be in the form of interest bearing loans that will be repaid in 1997. The balance of approximately $190,000 will be grants that will be expensed by the Company in 1996.

Other  than  the above, the Company's operations as a  franchisor are  not capital intensive.  The Company has been able to finance its operations and growth, excluding company owned stores,
through   initial  franchise  fees,  area  director   fees,   and
royalties.

The Company does not expect seasonality to effect its operations in a materially adverse manner. However, the Company's restaurant sales, and therefore royalties, during the months of November through February are generally lower due to the location of most of its restaurants.



                    THE QUIZNO'S CORPORATION
               Commission File Number:  000-23174
                  Quarter Ended March 31, 1996
                          Form 10-QSB
                   PART II  OTHER INFORMATION

Item     1.   Legal Proceedings          None.

Item     2.   Changes in Securities      None.

Item     3.   Defaults Upon Senior Securities          None.

Item     4.   Submission of Matters to a Vote of Security Holders   None.

Item     5.   Other Information         None.

Item     6.   Exhibits and Reports on Form 8-K
          (a) Exhibits Required by Item 601 of Regulation S-B No exhibits are included with this report.
          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter for which this report is filed.




  THE QUIZNO'S CORPORATION Commission File Number:  000-23174
            Quarter Ended March 31, 1996 Form 10-QSB



                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




THE QUIZNO'S CORPORATION



By: Original signed by John L. Gallivan John L. Gallivan
     Chief Financial Officer
     (Principal Financial and Accounting Officer)



Denver, Colorado
May 14, 1996