Form 10QSB
period 1996-06-30
QUIZNOS CORP
filed 1996-08-14
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          FORM 10-QSB

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

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

        Registrants' Telephone Number Is (303) 368-9424

     Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X    No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                Outstanding at
                                                            Class
August 12, 1996
              Common      Stock,      $0.001      par       value
2,864,757 shares






                    THE QUIZNO'S CORPORATION

               Commission File Number:  000-23174

                  Quarter Ended June 30, 1996


                          FORM 10-QSB

                 Part I  FINANCIAL INFORMATION



Consolidated Statements of Operations                 Page 1



Consolidated Balance Sheets                           Page 2



Consolidated Statements of Cash Flows                 Page 4



Consolidated Statement of Stockholders' Equity        Page 7



Notes to Consolidated Financial Statements            Page 8



Management's Discussion and Analysis of Financial
  Condition and Results of Operations                Page 10
                            THE QUIZNO'S CORPORATION

                            STATEMENTS OF OPERATIONS

                                        Three Months Ended                 Six Months Ended
                                                  June 30,                             June 30,
                                     1996       1995       1996        1995
REVENUE:
   Royalty  fees                             $  395,286  $  254,152  $   714,221
$  463,728
  Initial franchise fees         242,500     100,000     497,500    175,000
  Area director marketing fees   637,169     266,203     887,655    447,098
  Sales by Company owned stores  709,258     784,533   1,337,250  1,451,805
  Sales by stores held for resale  3,626        --        20,572       --
  Interest Income                 42,735      43,068      83,549     85,888
  Other                           60,469       61,374     115,639       98,144
                               2,091,043   1,509,330   3,656,386  2,721,663

EXPENSES:
  Sales and royalty commissions  225,462      54,036     359,188     80,513
  Franchise advertising and promotion75,213    9,706     163,786     17,157
  General and administrative expenses962,166 658,776   1,700,433  1,201,079
  Cost of sales at Company stores259,380     254,394     478,074    482,871
  Cost of labor at Company stores196,690     330,469     387,703    537,516
  Other Company store expenses   235,977     218,768     444,695    485,083
  Stores held for resale expenses  8,832        --        39,361       --
  Loss on sale of Company stores  12,538        --        72,617       --
  Depreciation and amortization   67,930      55,988     139,573    110,876
  Interest expense                21,509      31,884      38,658     64,680
   Provision  for  loss on stores held for resale             --          34,393
- --         85,438
                               2,065,697   1,648,414   3,824,088  3,065,213

Net income (loss)                 25,346    (139,084)   (167,702)  (343,550)

Preferred stock dividends        (14,235)    (14,235)     (28,470)     (28,470)

Net income (loss) applicable to
  common shareholders        $    11,111  $ (153,319) $ (196,172)$ (372,020)

Net  income  (loss)  per  share of common  stock$         0.00  $        (0.05)$
(0.07)$      (0.13)

Weighted average common shares
    outstanding                                2,864,757   2,862,901   2,864,757
2,862,503

                    THE QUIZNO'S CORPORATION

                  CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                   June 30,     December 31,
                                    1996           1995
CURRENT ASSETS:
  Cash and cash equivalents        $  791,229    $ 1,684,422
  Notes receivable, collected subsequent
    to June 30, 1996                  398,017           --
  Restricted cash                      16,339         15,927
  Current portion of notes receivable 138,703        304,918
  Accounts receivable, net of allowance for
    doubtful accounts of $15,977 in 1996 and
    $11,777 in 1995                   299,808        276,522
  Other current assets                243,624        155,973
  Assets of stores held for resale            --       144,499
     Total current assets           1,887,720      2,582,261


Property and equipment, at cost, net of
  accumulated depreciation and amortization of
  $159,963 in 1996 and $144,561 in 19951,334,892   1,083,476


OTHER ASSETS:
  Intangible assets, net of accumulated
    amortization of $517,996 in 1996 and
    $414,500 in 1995                  484,783        537,149
  Deferred assets                     516,646        588,051
  Deposits                                            23,87031,454
  Notes receivable                    728,576        528,484
     Total other assets             1,753,875      1,685,138

                                  $ 4,976,487    $ 5,350,875

                    (continued on next page)
                    THE QUIZNO'S CORPORATION

                  CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                   June 30,     December 31,
                                    1996           1995
CURRENT LIABILITIES:
  Accounts payable             $     531,251  $     713,446
  Accrued liabilities                 68,230         53,168
  Line of credit                     110,000        160,000
  Current portion of long term obligations177,995   171,217
  Provision for loss on stores sold        12,629         58,000
     Total current liabilities       900,105      1,155,831


Long term obligations                461,138        556,958
Other liabilities                       --           12,101
Deferred initial franchise fees    1,494,586      1,309,155
     Total liabilities             2,855,829      3,034,045

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, liquidation
    value of $6 per share plus unpaid and
    accumulated dividends, 1,000,000 authorized,
    issued and outstanding 146,000 in 1996 and
           in        1995                                                    146
146
  Common stock, $.001 par value, 9,000,000 shares
    authorized, issued and outstanding 2,864,757 in
    1996 and 2,864,757 in 1995         2,865          2,865
  Capital in excess of par value   3,261,885      3,290,355
  Accumulated deficit             (1,144,238)      (976,536)
     Total stockholders' equity    2,120,658      2,316,830

                                 $ 4,976,487    $ 5,350,875

                    THE QUIZNO'S CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Six Months Ended
                                                                            June
30,
                                           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net      loss                                            $      (167,702)
$  (343,550)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization    139,573        110,876
         Provision    for    losses   on   accounts    receivable          4,200
2,877
      Reserve for losses on stores sold(45,371)       (16,931)
         Promissory    notes   accepted   for   area   director    fees(325,712)
- --
      Changes in assets and liabilities:
        Restricted cash                   (412)          (704)
        Accounts receivable            (91,033)      (158,040)
        Other current assets           (87,650)       (78,374)
        Accounts payable                39,610         53,985
        Accrued liabilities             15,061         95,714
        Deferred franchise costs      (150,399)       (17,371)
           Deferred    initial    franchise    fees         185,431          111
,772
                 Other                                                  (12,101)
- --
     Net cash used in operations      (496,505)      (239,746)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment  (181,735)      (233,472)
     Proceeds    from   sales   of   stores   held   for   resale             --
99,000
  Acceptance of notes receivable      (135,000)      (211,515)
     Principal    payments    received   on   notes    receivable         92,365
- --
  Intangible assets                    (12,389)       (52,034)
  Change in deposits                     7,584         21,487
       Investment     in     stores     under     development                 --
- --
     Net    cash    used    in   investing   activities      (229,175)       (37
6,534)

                    (continued on next page)

                    THE QUIZNO'S CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued from previous page)

                                              Six Months Ended
                                                       June 30,
                                         1996           1995
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds    from    issuance    of    notes    payable$         29,511    $
- --
     Principle    payments    on    long   term    obligations         (118,554)
(220,598)
  Principle payments on lines of credit(50,000)     (50,000)
  Proceeds from issuance of common stock--            4,394
  Dividends paid                     (28,470)       (28,470)
     Net    cash    used    in    financing   activities       (167,513)       (
294,674)

Net decrease in cash                (893,193)      (910,954)

Cash, beginning of period          1,684,422      3,112,575

Cash, end of period              $   791,229    $ 2,201,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash    paid    during    the   period   for   interest$        38,658    $
64,680

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
     On May 15, 1996, the Company subleased a Company owned restaurant located in Denver and granted the sublessee an option to purchase the subleased assets for $95,000 at any time during the term of the sublease. The rent required to be paid to the Company under the sublease is based on the sales of the restaurant. The net book value of the assets
     subleased     is    $148,251,    which    amount    is    classified     as
     property and equipment on the books of the Company and is being depreciated over the estimated useful life of the subleased assets. If the option is exercised, the Company will record a gain or loss at that time equal to the difference between the purchase price and the depreciated net book value of the subleased assets.

                    (continued on next page)
                    THE QUIZNO'S CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)



     During   the   first   quarter   of   1996,   the   Company   subleased   a
     Company owned restaurant located in Detroit and granted the sublessee an option to purchase the restaurant through December 31, 1996 for $135,000. During the first quarter of
     1996,    the   assets   of   the   restaurant   were   reclassified    from
     Assets   of   Stores   Held   for  Resale  to   Property   and   Equipment,
     and   written   down  to  the  amount  of  the  option  price,   with   the
     loss, which had been accrued at December 31, 1995, charged to Provision for Loss on Stores Held for Resale.

     During   the   first   quarter   of  1995,   the   Company   issued   2,500
     shares of its $.001 par value common stock to Berger Restaurant Corporation in exchange for the general partner's interest in Quiz One Limited Partnership owned by Berger Restaurant Corporation. The shares and the general partner's interest were valued at $10,000.











          (Remainder of page intentionally left blank)
                            THE QUIZNO'S CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Convertible                               Additional
                      Preferred  Stock         Common  Stock            Paid-In
Accumulated
                           Shares       Amount           Shares          Amount
Capital             Deficit
Balances at January 1, 1995
                   146,000 $    146 2,860,000   $ 2,860$ 3,339,495  $ (684,964)

Issuance of common stock
  in exchange for general
  partnership interest--       --       2,500         3      9,997        --

Purchase price paid for Quiz
  One Limited Partnership
  general partner's interest
  over historical book value
  (goodwill)          --       --        --        --      (10,000)       --

Issuance of common stock
  pursuant to employee
  benefit plan        --       --       2,257         2      7,803        --

Preferred stock dividends--    --        --        --      (56,940)       --

Net    loss                 --              --                --             --
(291,572)


Balances at December 31, 1995
                   146,000        1462,864,757    2,865   3,290,355   (976,536)

Preferred stock dividends--    --        --        --      (28,470)       --

Net    loss                 --              --                --             --
- --               (167,702)

Balances at June 30, 1996146,000$      1462,864,757$ 2,865$ 3,261,885 $(1,144,2
38)

                    THE QUIZNO'S CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three and six month periods ended June 30, 1996 and June 30,
1995,   (b)   the   consolidated  financial  position   at   June   30,   1996,
(c) the statements of cash flows for the six month periods ended June 30, 1996 and June 30, 1995, and (d) the consolidated changes in stockholders' equity for the six month period ended June 30, 1996, have been made.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's
Annual Report on Form 10-KSB to the Securities and Exchange Commission filed on March 29, 1996.

3.     The   results   for  the  three  and  six  month  periods   ended   June
30,   1996   are   not   necessarily  indicative  of  the   results   for   the
entire fiscal year of 1996.

4.   RELATED PARTY TRANSACTIONS

     In   1995,   the   Company   sold  the  Detroit   area   directorship   to
Michigan   Restaurant   Development  Corp.,  which   is   100%   owned   by   a
director   and   major   stockholder  of  the  Company,   for   $150,000   paid
in cash.

     Two    directors   of   the   Company,   one   of   whom   is   a    major
stockholder, own more than 50% of the outstanding shares of Illinois Food Managers, Inc, which owns the Chicago area directorship and two operating franchises in Chicago, one of which was sold to an unrelated franchisee in June of 1996.

     Two   directors   and   major  stockholders  of  the   Company   own   55%
of   S&K   Food   Services,   Inc.,  which  was   a   franchisee   until   such
franchise was sold in October, 1995.

     Two directors and major stockholders of the Company loaned Schaden and Schaden, Inc. (Schaden) $99,243 in 1991 and another $62,000 in 1994 under notes payable agreements. The notes were assumed by the Company when it acquired Schaden in 1994.

                    THE QUIZNO'S CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



     Summarized    below   is   a   recap   of   related   party   transactions
included in the financial statements as of June 30:

                                         1996          1995
     Assets
          Accounts receivable         $24,372     $  43,591
          Current          portion         of         notes          receivable
13,734    5,331
          Notes receivable             74,708        25,925

     Liabilities
          Current portion of long
            term obligations            6,076        41,810
          Long term obligations        13,117        27,350

     Revenue
          Royalty           fees                                         14,066
26,781
          Other           income                                          6,900
16,587

     Expenses
          General and administrative   36,474        28,517

5.   LITIGATION

     On May 24, 1996, an area director filed suit against the Company seeking damages in connection with the termination of their area director agreement. The Company denies all claims and is vigorously defending this action. The case has not yet reached the discovery stage and the Company has not been able to assess all merits of the area director's claims, but, based on the information available at this time, Management believes the resolution of this matter will not have a material adverse effect on the financial condition of the Company.

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

                           Three Months        Six Months
                         Ended June 30,      Ended June 30,
                           1996     1995       1996     1995
     Restaurants     open,     beginning        116               72        105
66
     New restaurants opened  13        9         26       15
     Restaurants     closed                   (1)              -            (3)
- -
     Restaurants open, end  128       81        128       81

     New     franchises     sold                 30                8         54
17
     Initial     franchise    fees    collected$343,000    $145,000    $768,000
$325,500


                                             As of June 30,
                                               1996     1995
     Franchises sold, not open                   89       55
     Area Directors                              59       36
     Company Stores                               7       10
     Stores      held      for      resale                                    -
- -

                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



Results of Operations

Comparison   of  the  First  Half  of  1966  with  the  First  Half   of   1995
and the Second Quarter of 1996 with the Second Quarter of 1995

     Total   revenue  increased  39%  in  the  second  quarter   of   1996   to
$2,091,044 from $1,509,300 for the same period last year. In the first half, revenue increased 34% to $3,656,387 from $2,721,663 in the first half of 1995.

     Franchise    related    revenue    (royalties,    franchise    and    area
director   fees)   increased   105%  in  the  second   quarter   and   93%   in
the first half.

     Royalty fees increased 56% in the second quarter of 1996 to $395,286 from $254,152 in the same period last year. For the first half, royalty fees increased 54% compared to the first half of 1995. Royalty fees are a percentage of each franchisee's sales paid to the Company weekly or monthly and will increase as new franchises open, sales increase, and as the average royalty percentage increases. Company owned stores do not pay royalties. At June 30, 1996, there were 121 franchises open as compared to
71   at   June   30,   1995.   The  royalty  fee  is   between   4%   and   6%,
depending on when the franchise was purchased. The Company has no immediate plans to further increase its royalty fee.

     Initial   franchise   fees   increased  143%   in   the   second   quarter
of 1996 to $242,500 from $100,000 in the same period last year. For the first half, initial franchise fees increased 184% compared to the first half of 1995. Initial franchise fees are one time fees paid by franchisees at the time the franchise is sold, and are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. In the first half of 1996, the Company opened 26 franchises as compared to 15 franchises opened in the same period in 1995. The Company's initial franchise fee has been $20,000 since November 1, 1994. Some of the franchises opened in the first quarter of 1996 purchased the franchise before November 1, 1994 and paid an initial franchise fee less than $20,000. Beginning in 1996, the Company will sell an existing franchisee a second franchise for $15,000, and a third for $10,000. For franchises to be operated in non-traditional kiosk type locations with another business, the initial franchise fee is $10,000 for
the    first,    $7,500   for   the   second   and   $5,000   for    additional
franchises.

                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



     From June 1, 1996 through August 31, 1996, the Company will sell to approved franchisees one additional franchise for every currently effective franchise agreement for an initial franchise fee of $1,000. Such franchises must be opened by December 31, 1996. If the purchaser does not have a franchise currently open, the first franchise must be open by December 31, 1996 and the second franchise, purchased under this discount program, must be opened by December 31, 1997. As of June 30, 1996, the Company had sold eight such franchises, none of which had opened.

     Area director marketing fees increased 139% in the second quarter of 1996 to $637,167 from $266,203. For the first half, area director marketing fees increased 99% compared to the first
half   of   1995.    Area   director  marketing  fees   are   one   time   fees
paid to the Company for the right to sell franchises in a designated, non-exclusive, geographical area. The fee is $.03
(increased to $.035 effective July 1, 1996) per person in the designated area, plus a training fee of $12,500. The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. During the second quarter, 15 area directorships were sold compared to five in the second quarter of 1995. In the first half of 1996, the Company sold 19 area directorships as compared to seven area directorships sold
in   the  first  half  of  1995.   At  June  30,  1996,  the  Company   had   a
total of 59 area directors who owned areas encompassing a population base equal to approximately 51% of the population of the United States.

     In   1995,   the   Company   began  offering  long   term   financing   to
certain area director candidates for up to 50% of the area director marketing fee. The amount financed is required to be paid to the Company in installments over five years at 15% interest. The promissory notes are personally signed by the area director and secured by collateral unrelated to the area directorship, usually a second mortgage in the area director's home. Of the 19 area directorships sold in the first half of
1996,   one   used   this   financings  for  $22,500.   A   portion,   $303,341
as   of   June  30,  1996,  of  the  area  director  marketing  fees  for   the
second   quarter   of   1996,  were  financed  for   terms   of   approximately
30 days.

     Sales   by   Company  owned  stores  decreased  by  10%  in   the   second
quarter   of   1996   to   $709,258  from  $784,533  in  the   second   quarter
of 1995. For the first half, sales by Company owned store decreased by 8% from the first half of 1995. In the second quarter of 1996, the Company operated six stores for the full three months, one for one month until its sale to a franchisee in May, 1996, and one located in a baseball stadium which re-opened in April, 1996 for three months, a total of 22 store operating months. In the second quarter of 1995, the Company operated ten stores for a total of 25 operating months. For the second quarter, Company stores earned a profit of $17,211 compared to a loss of $19,098 in the same quarter last year. During the first half of 1996, the

                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



Company earned a profit of $26,778 at Company stores compared to a loss of $53,665 in the same period last year. The Company has entered into an agreement to acquire a Quizno's restaurant located in Denver from a franchisee, which acquisition is
expected   to   be   completed   in   the   third   quarter   of   1996,    and
operate the restaurant as a Company owned store. Management does not expect to acquire or sell a significant number of Company stores in 1996.

     The   net   loss  from  stores  held  for  resale  was  $18,789   in   the
first half of 1996. There were no stores held for resale in the first half of 1995. The 1996 loss is attributable to one store taken over during the first quarter from a franchisee and operated by the Company until it was resold to a new franchisee in April, 1996.

     Sales and royalty commissions expense increased 317% to $225,462 in the second quarter of 1996 from $54,036 in the second
quarter    of    1995.     For   the   first   half,    sales    and    royalty
commission increased 346%. Sales and royalty commissions represent amounts paid to the area directors of the Company under the area director program implemented in March of 1995. Since this program was not implemented until the end of the first quarter of 1995, the related expenses for the first half of 1995 were small. Area directors receive a sales commission equal to
50% of the initial franchise fees received by the Company for franchises sold and opened in the area director's territory. Area directors also are paid 40% of the royalties received by the
Company from franchises open in the area director's territory. In exchange for these payments, the area director is required to market and sell franchises, provide location selection assistance, provide on-site opening assistance to new franchisees, and perform monthly quality control reviews at each franchise open in the area director's territory. Sales and royalty commission expense is expected to continue to increase in direct proportion to the number of franchise openings and the increase in royalty fee revenue.

     Franchise advertising and promotion expenses increased to $75,213 in the second quarter of 1996 from $9,706 in the second quarter of 1995, and increased to $163,786 in the first half compared to $17,157 in the first half of 1995. The increase reflects the Company's commitment to an aggressive and rapid franchise sales and development program, which includes consistent and regular national advertising of the Company's franchise opportunity combined with regularly scheduled
orientation   and   discovery   days   for   franchise   and   area    director
candidates.

     General and administrative expenses increased 46% to $962,166 for the second quarter of 1996 from $658,766 in the same period last year. For the first half, general and administrative expenses increased 42% from the same period last year. General and administrative

                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



expenses   include   all   of   the  operating   expenses   of   the   Company.
The   increase   in   general   and  administrative   expenses   is   primarily
due   to   the   addition   of  employees  to  service  the   rapidly   growing
network of Quizno's franchisees and area directors. Wages, indirect labor costs, and the travel associated with added franchise support and franchise development personnel represent a substantial portion of the increase. The Company believes its general and administrative expenses are adequate and are not excessive in relation to the size of the Company.

     Loss on sale of Company stores was $72,617 in the first half of 1996. The loss is primarily related to a franchised store in Missouri that was taken over by the Company from a franchisee and sold to a new franchisee, all within the first quarter of 1996.
In addition, the Company incurred costs related to the sale of a Company owned store in Michigan sold in the first quarter of 1996 that were over and above the amount reserved at December 31,
1995. A Company owned store located in Denver was subleased to a franchisee in the second quarter of 1996 for no gain or loss. There were no Company stores sold in the first quarter of 1995.


Systemwide Data

     Systemwide sales for the second quarter were up 59% to $8.9 million compared to $5.6 million for the same quarter last year.
Year to date systemwide sales were up 33% to $16.1 million over $12.1 million for the first six months of 1995. Systemwide sales are the total retail sales of all Quizno's restaurants, including Company owned restaurants.

     Same store sales were down .9% in the second quarter of 1996. The decrease is attributable, in large part, to the fact that included in the mix are the Company's top volume stores in Colorado which are approaching their maturity after several years of double digit growth. Same store sales is based on 38 stores open all of the second quarter of 1996 and the second quarter of 1995. The Company has changed its method of calculating same store sales to exclude nontraditional units, units in default of
their   franchise   agreement   for  which  such   default   is   unlikely   to
be    cured,   units   being   sold,   and   the   first   three   months    of
operations for new units. Because the Company will continue to be in an aggressive growth mode for the next few years, it is anticipated that same store sales will fluctuate as units operating in evolving markets are tracked. The Company will continue to concentrate on its overall rapid growth as a primary
goal   and   to   provide  interpretation  of  same  store  sales   from   year
to year.

                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



     Average unit volume for the 1995 calendar year was $321,000, compared to $363,000 for the 1994 calendar year. In 1994, the Quizno's restaurant was significantly redesigned to reduce initial costs, reduce beakeven sales levels, and to fit the units in spaces 50% to 60% smaller than previously required. The Company expected reduced sales at these smaller locations, along with a corresponding reduction in operating costs, including rent, labor and utilities. Although volumes are lower, the
breakeven    point   is   also   lower,   resulting   in   approximately    the
same   return   on   sales  and  a  higher  return  on  investment   for   such
locations.


Liquidity and Capital Resources

     Net cash used by operating activities in the first half of 1996 was $496,505 compared to cash used in operating activities of $239,746 in the same period last year. Of the $496,505 used
in   operations   in  the  first  half  of  1996,  $325,712   is   attributable
to short term promissory notes of which $398,017 was collected subsequent to June 30, 1996.

     Net cash used in investing activities in the first half of 1996 was $229,175 compared to cash used in investing activities of $376,534 in the first half of 1995. Cash used by investing activities in the first half of 1996 primarily related to the purchase of property and equipment.

     Cash used by financing activities in the first half of 1996 was $167,513 compared to cash used by financing activities of $294,674 in the same period last year. The amounts for both years represent primarily cash used for the reduction of debt and the payment of preferred stock dividends.

     The   Company   had   cash   and   cash  equivalents   of   $791,229   and
positive working capital of $987,615 at June 30, 1996. The Company has a commitment to build and finance a turnkey store in
Florida on behalf of a franchisee, if requested. The Company currently has no other commitments to build turnkey stores, nor
does   the   Company   any   longer   offer  a  turnkey   development   program
to its franchises.

     The   Company   has  made  commitments  and  has  plans   under   way   in
which it will provide up to approximately $360,000 in funds to be used for retail advertising by franchisee advertising cooperatives in several markets in 1996. Of this amount,
approximately   $170,000   will   be  in   the   form   of   interest   bearing
loans   that   will   be  repaid  in  1997.   The  balance   of   approximately
$190,000 will be

                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



grants   that   will   be   expensed  by  the   Company   in   1996.    Through
June   30,   1996,   the   Company  has  loaned   $34,000   and   made   grants
totalling $48,613.

     Other than the above, the Company's operations as a franchisor are not capital intensive. The Company has been able to finance its operations and growth, excluding Company owned stores, through initial franchise fees, area director fees, and royalties.

     The Company does not expect seasonality to effect its operations in a materially adverse manner. However, the
Company's restaurant sales, and therefore royalties, during the months of November through February are generally lower due to the location of a majority of its restaurants.










          (Remainder of page intentionally left blank)

                    THE QUIZNO'S CORPORATION

               Commission File Number:  000-23174

                  Quarter Ended June 30, 1996

                          Form 10-QSB

                   PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

          Previously reported in Form 8-K of the Registrant filed with the SEC on June 19, 1996.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders of the Company was held on June 7, 1996. At the meeting, the shareholders voted on four proposals. The results of the voting are as follows:

          Proposal #1    Election of Directors
For       Withheld
                    Richard E. Schaden             2,379,642
8,499
                    Richard F. Schaden             2,379,642
8,499
                    Frederick H. Schaden                2,379,642
8,499
                    Patrick E. Meyers              2,379,642
8,499
                    Brownell M. Bailey             2,379,642
8,499

          Proposal #2    Increase the number of shares reserved
                    under the Company's Employee Stock Option
                    Plan

                          For  Against    Abstain    Not Voted
                    2,302,364  31,835    3,797       50,145
          Proposal #3    Increase the number of shares reserved
                    under the Company's Non-Employee Directors
                    and Advisors Stock Option Plan

                          For  Against    Abstain    Not Voted
                    2,295,452  37,847      4,697     50,145

          Proposal #4    Ratify the selection by the Board of
                    Directors of Ehrhardt Keefe Steiner &
                    Hottman, P.C. as independent auditors of the
                    Company for the 1996 fiscal year

                          For  Against     Abstain
                    2,377,535   7,009     3,597

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 3(ii) - Bylaws of the Registrant as amended through June 30, 1996

          (b)  Reports of Form 8-K

               Form 8-K of the Registrant, dated April 30, 1996, reporting in Item 5 the signing of three Area
               Director Marketing Agreements (filed May 2, 1996).

               Form 8-K of the Registrant, dated June 18, 1996, reporting in Item 5 on certain litigation involving the Registrant and two of its officers
               (filed June 19, 1996).

               Form 8-K of the Registrant, dated June 20, 1996, reporting in Item 5 the signing of three Area Director Marketing Agreements (filed June 24,
               1996) and the result of voting at the Registrant's annual meeting.


                    THE QUIZNO'S CORPORATION

               Commission File Number:  000-23174

                    Quarter Ended June 1996

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


THE QUIZNO'S CORPORATION



By: Original signed by John L. Gallivan
      John L. Gallivan
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

Denver, Colorado
August 14, 1996




219116.001(B&F)




                             BYLAWS
                               OF
                    THE QUIZNO'S CORPORATION
              ADOPTED AUGUST 25, 1994, AS AMENDED


                           ARTICLE ii

                       Offices and Agents

             1.      Principal   Office.    The   principal   office   of   the
Corporation    may   be   located   within   or   without    the    State    of
Colorado, as designated by the most recent filing with the Secretary of State of Colorado. The Corporation may have other offices and places of business at such places within or without the State of Colorado as shall be determined by the directors.

            2.     Registered   Office.    The   registered   office   of   the
Corporation required by the Colorado Business Corporation Act must be continually maintained in the State of Colorado, and it
may   be,   but  need  not  be,  identical  with  the  principal   office,   if
located in the State of Colorado. The address of the registered office of the Corporation may be changed from time to time as provided by the Colorado Business Corporation Act.

             3. Registered Agent. The Corporation shall maintain a registered agent in the State of Colorado as required by the Colorado Business Corporation Act. Such registered agent may be
changed   from   time   to   time  as  provided  by   the   Colorado   Business
Corporation Act.

                           ARTICLE I

                     Shareholders Meetings

             1.      Annual    Meetings.    The   annual   meeting    of    the
shareholders   of   the  Corporation  shall  be  held  at  a  date   and   time
fixed by resolution of the board of directors or by the president in the absence of action by the board of directors. The annual meeting of the shareholders shall be held for the purpose of electing directors and transacting such other corporate business as may come before the meeting. If the election of directors is not held as provided herein at any annual meeting of the shareholders, or at any adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as it may conveniently be held.

             Notice of an annual meeting need not include a description of the purpose or purposes of the meeting except when the purpose of the meeting is to consider (i) an amendment to the Articles of Incorporation of the Corporation, (ii) a merger or
share   exchange   in   which   the  Corporation   is   a   party   and,   with
respect to a share exchange, in which the Corporation's shares will be acquired, (iii) the sale, lease, exchange or other disposition, other than in the usual and regular course of business, of all or substantially all of the property of the Corporation or of another entity which the Corporation controls,
in   each   case   with   or  without  goodwill,  (iv)   the   dissolution   of
the Corporation or (v) any other purpose for which a statement of purpose is required by the Colorado Business Corporation Act.

             2.     Special   Meetings.    Unless   otherwise   prescribed   by
the    Colorado   Business   Corporation   Act,   special   meetings   of   the
shareholders  of  the  Corporation   may  be  called  at  any   time   by   the
chairman of the board of directors, if any, by the president, by resolution of the board of directors or upon receipt of one or more written demands for a meeting, stating the purpose or purposes for which it is to be held, signed and dated by the holders of at least ten percent (10%) of all votes entitled to be cast on any issue proposed to be considered at the meeting.
Notice of a special meeting shall include a description of the purpose or purposes for which the meeting is called.

             3. Place of Meeting. The annual meeting of the shareholders of the Corporation may be held at any place, either within or without the State of Colorado, as may be designated by the board of directors. Except as limited by the following sentence, the person or persons calling any special meeting of the shareholders may designate any place, within or without the
State of Colorado, as the place for the meeting. If no designation is made or if a special meeting shall be called other than by the board of directors, the chairman of the board of directors or the president, the place of meeting shall be the principal office of the Corporation. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place as the place for holding such meeting.

             4.     Notice   of   Meeting.    Written   notice   stating    the
date,   time   and  place  of  the  meeting  shall  be  given  no  fewer   than
ten (10) and no more than sixty (60) days before the date of the meeting, except that if the number of authorized shares is to be increased, at least thirty (30) days' notice shall be given. Notice shall be given personally or by mail, private carrier, telegraph, teletype, electronically transmitted facsimile or other form of wire or wireless communication by or at the direction of the president, the secretary, or the officer or other person calling the meeting to each shareholder of record entitled to vote at such meeting. If mailed and if in a comprehensible form, such notice shall be deemed to be given and effective when deposited in the United States mail, addressed to the shareholder at his or her address as it appears in the Corporation's current record of shareholders, with postage prepaid. If notice is given other than by mail, and provided that the notice is in comprehensible form, the notice is given and effective on the date received by the shareholder. No notice need be sent to any shareholder if three successive notices mailed to the last known address of such shareholder have been returned as undeliverable until such time as another address for such shareholder is made known to the Corporation by such shareholder.

            When   a   meeting   is  adjourned  to  a  different   date,   time
or   place,  notice  need  not  be  given  of  the  new  date,  time  or  place if the new date, time or place is announced at the meeting before adjournment. At the adjourned meeting, the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than 120 days, or if a new record date is fixed for the adjourned meeting, a new notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting as of the new record date.

            5.     Waiver   of   Notice.    A   shareholder   may   waive   any
notice of a meeting either before or after the time and date of the meeting. The waiver shall be in writing, be signed by the
shareholder    entitled   to   the   notice   and   be   delivered    to    the
Corporation for inclusion in the minutes or filing with the corporate records, but such delivery and filing shall not be conditions for effectiveness.

              A shareholder's attendance at a meeting waives objection to (i) lack of notice or defective notice of the meeting, unless the shareholder at the beginning of the meeting objects to holding the meeting because of lack of notice or
defective   notice,   and   (ii)   consideration   of   a   particular   matter
at the meeting that is not within the purpose or purposes described in the meeting notice, unless the shareholder objects to considering the matter when it is presented.

             6.     Fixing   of   Record   Date.    In   order   to   determine
shareholders   entitled   (i)   to   be  given   notice   of   a   shareholders
meeting (ii) to demand a special meeting, (iii) to vote, or (iv) to take any other action, the board of directors may fix a future date as the record date, such date, in any case, shall not be
more    than   seventy   (70)   days   and   in   case   of   a   meeting    of
shareholders not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If no record date is fixed, the
record   date   shall  be  the  date  on  which  notice  of  the   meeting   is
mailed or the date on which a resolution of the board of directors providing for a distribution is adopted, as the case may be. When a determination of shareholders entitled to vote at any meeting of shareholders is made as provided in this Section 6, such determination shall apply to any adjournment thereof.

             Notwithstanding    the   foregoing,   the    record    date    for
determining the shareholders entitled to take action without a meeting or entitled to be given notice of action so taken shall be the date a writing upon which the action is taken is first received by the Corporation. The record date for determining shareholders entitled to demand a special meeting shall be the date of the earliest of the demands pursuant to which the meeting is called.

            7. Voting List. After fixing a record date for a shareholder's meeting, the Corporation shall prepare a list of names of all its shareholders who are entitled to be given notice of the meeting. The list shall be arranged by voting groups and within each voting group by class or series, and shall show the address of, and the number of shares of each class or series that are held by each shareholder.

              The shareholders' list shall be available for inspection by any shareholder, beginning the earlier of ten (10) days before the meeting for which the list was prepared or two
(2) business days after notice of the meeting is given and continuing through the meeting, and any adjournment thereof, at
the   Corporation's   principal   office  or   at   a   place   identified   in
the   notice   of  the  meeting  in  the  city  where  the  meeting   will   be
held.

            A   shareholder,   his  agent  or  attorney,   may   upon   written
demand, inspect and copy the list during regular business hours and during the period it is available for inspection, provided,
(i) the shareholder has been a shareholder for at least three (3) months immediately preceding the demand or holds at least five percent (5%) of all outstanding shares of any class of shares as the date of the demand, (ii) the demand is made in good faith and for a purpose reasonably related to the demanding shareholder's interest as a shareholder, (iii) the shareholder describes with reasonable particularity the purpose and records the shareholder desires to inspect, (iv) the records are directly connected with the described purpose and (v) the shareholder pays a reasonable charge covering the costs of labor and material for such copies, not to exceed the cost of production and reproduction.

             8.      Proxies.     At   all   meetings   of   shareholders,    a
shareholder   may   vote   by   proxy   by   signing   an   appointment    form
either     personally     or    by    his    or     her     duly     authorized
attorney-in-fact. A shareholder may also appoint a proxy by transmitting or authorizing the transmission of a telegram, teletype, or other electronic transmission providing a written statement of the appointment to the proxy, to a proxy solicitor, proxy support service organization or other person duly authorized by the proxy to receive appointments as agent for the proxy, or to the Corporation. The transmitted appointment shall
set   forth   or   be  transmitted  with  written  evidence   from   which   it
can be determined that the shareholder transmitted or authorized the transmission of the appointment. The proxy appointment form shall be filed with the Secretary of the Corporation by or at the
time   of   the   meeting.    The  appointment  of   a   proxy   is   effective
when   received   by   the   Corporation  and  is   valid   for   eleven   (11)
months   unless   a   different   period   is   expressly   provided   in   the
appointment form.

              Any     complete     copy,    including     an     electronically
transmitted facsimile, of an appointment of a proxy may be substituted for or used in lieu of the original appointment for any purpose for which the original appointment could be used.

            Revocation   of  a  proxy  does  not  affect  the  right   of   the
Corporation    to   accept   the   proxy's   appointment   unless    (i)    the
Corporation had notice that the appointment was coupled with an interest and notice that the interest is extinguished is received by the Secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment or (ii) other notice of the revocation of the appointment is received by the Secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment. Other notice of revocation may, in the discretion of the Corporation, be deemed to include the appearance at a shareholders meeting of the shareholder who granted the proxy appointment and his voting in person on any matter subject to a vote at such meeting.

            The death or incapacity of the shareholder appointing a proxy does not affect the right of the Corporation to accept the proxy's authority unless notice of the death or incapacity is
received   by   the  Secretary  or  other  officer  or  agent   authorized   to
tabulate   votes   before  the  proxy  exercised  his   authority   under   the
appointment.

            The   Corporation   shall   not  be  required   to   recognize   an
appointment made irrevocable if it has received a writing revoking the appointment signed by the shareholder either
personally       or       by      the      shareholder's      attorney-in-fact,
notwithstanding that the revocation may be a breach of an obligation of the shareholder to another person not to revoke the appointment.

             A    transferee    for   value   of   shares   subject    to    an
irrevocable appointment may revoke the appointment if the transferee did not know of its existence when he acquired the shares and the irrevocable appointment was not noted on the certificate representing the shares.

            Subject   to   the   provisions   of   Article   II,   Section   10
below or any express limitation on the proxy's authority appearing on the appointment form, a corporation is entitled to accept the proxy's vote or other action as that of the shareholder making the appointment.

            9.     Voting   Rights.    Each   outstanding   share,   regardless
of class, is entitled to one vote and each fractional share is entitled to a corresponding fractional vote, on each matter voted on at a shareholder's meeting except to the extent that the voting rights of the shares of any class or classes are limited or denied by the Articles of Incorporation. Only shares are entitled to vote. Voting on any question or in any election may be by voice vote unless the presiding officer shall order, or any shareholder shall demand, that voting be by ballot.

             Cumulative   voting   in   the   election   of   directors   shall
not be permitted.

            Except as otherwise ordered by a court of competent jurisdiction upon a finding that the purpose of this Section 9 would not be violated in the circumstances presented to the court, the shares of the Corporation are not entitled to be voted if they are owned, directly or indirectly, by another
corporation,    domestic    or    foreign,   and    the    Corporation    owns,
directly or indirectly, a majority of the shares entitled to vote for directors of the other corporation, except to the extent the other corporation holds the shares in a fiduciary capacity.

            Redeemable shares are not entitled to be voted after notice of redemption is mailed to holders and a sum sufficient to redeem the shares has been deposited with a bank, trust company, or other financial institution under an irrevocable obligation to pay the holders the redemption price on surrender of the shares.

             10.    Corporation's   Acceptance   of   Votes.    If   the   name
signed on a vote, consent, waiver, proxy appointment, or proxy appointment revocation corresponds to the name of a shareholder, the Corporation, if acting in good faith, is entitled to accept the vote, consent, waiver, proxy appointment, or proxy appointment revocation and to give it effect as the act of the shareholder. If the name signed on a vote, consent, waiver, proxy appointment, or proxy appointment revocation does not correspond to the name of a shareholder, the Corporation, if acting in good faith, is nevertheless entitled to accept the vote, consent, waiver, proxy appointment, or proxy appointment revocation and to give it effect as the act of the shareholder if:

            (a)    The   shareholder  is  an  entity  and   the   name   signed
purports to be that of an officer or agent of the entity;

             (b) The name signed purports to be that of an administrator, executor, guardian, or conservator representing the shareholder and, if the Corporation requests, evidence of fiduciary status acceptable to the Corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

            (c) The name signed purports to be that of a receiver or trustee in bankruptcy of the shareholder and, if the Corporation requests, evidence of this status acceptable to the
Corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

            (d) The name signed purports to be that of a pledgee, beneficial owner, or attorney-in-fact of the shareholder and, if the Corporation requests, evidence acceptable to the Corporation of the signatory's authority to sign for the shareholder has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

             (e) Two or more persons are the shareholder as cotenants or fiduciaries and the name signed purports to be the
name   of   at   least   one   of  the  cotenants  or   fiduciaries   and   the
person signing appears to be acting on behalf of all the cotenants or fiduciaries; or

            (f) The acceptance of the vote, consent, waiver, proxy appointment, or proxy appointment revocation is otherwise proper under rules established by the Corporation that are not inconsistent with the provisions of this Section 10.

            The   Corporation   is  entitled  to  reject   a   vote,   consent,
waiver, proxy appointment or proxy appointment revocation if the Secretary or other officer or agent authorized to tabulate votes, acting in good faith, has reasonable basis for doubt about the validity of the signature on it or about the signatory's authority to sign for the shareholder.

            The   Corporation  and  its  officer  or  agent  who   accepts   or
rejects a vote, consent, waiver, proxy appointment or proxy appointment revocation in good faith and in accordance with the standards of this Section 10 are not liable in damages for the consequences of the acceptance or rejection.

            11.    Quorum   and  Voting  Requirements.   A  majority   of   the
votes   entitled   to   be  cast  on  a  matter  by  a   voting   group   shall
constitute a quorum of that voting group for action on the matter unless a lesser number is authorized by the Articles of Incorporation. Once a share is represented for any purpose at a meeting, including the purpose of determining that a quorum exists, it is deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting, unless otherwise provided in the Articles of Incorporation or unless a new record date is or shall be set for that adjourned meeting.

            If a quorum exists, action on a matter other than the election of directors by a voting group is approved if the votes
cast   within   the  voting  group  favoring  the  action  exceed   the   votes
cast within the voting group opposing the action, unless the vote of a greater number or voting by classes is required by law or the Articles of Incorporation. For election of directors, those candidates receiving the most votes shall be elected.

            12.    Adjournments.    If   less   than   a   quorum   of   shares
entitled to vote is represented at any meeting of the shareholders, a majority of the shares so represented may adjourn
the   meeting   from   time   to   time   without   further   notice,   for   a
period not to exceed 120 days at any one adjournment. If a quorum is present at such adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally noticed. Any meeting of the shareholders may adjourn from time to time until its business is completed.

             13.     Action    by    Shareholders   Without    Meeting.     Any
action    required   or   permitted   to   be   taken   at   a    shareholders'
meeting may be taken without a meeting if all of the shareholders entitled to vote thereon consent to such action in writing.
Action   taken   under  this  Section  13  shall  be  effective   as   of   the
date the last writing necessary to effect the action is received by the Corporation, unless all of the writings necessary to
effect   the   action   specify  a  later  date  as  the  effective   date   of
the   action,   in  which  case  such  later  date  shall  be   the   effective
date of the action. If the Corporation receives writings describing and consenting to the action signed by all of the shareholders entitled to vote with respect to the action, the effective date of the action may be any date that is specified in all of the writings as the effective date of the action. Any such writings may be received by the Corporation by electronically transmitted facsimile or other form of wire or wireless communication providing the Corporation with a complete copy thereof, including a copy of the signature thereto. Action taken under this Section 13 has the same effect as action taken
at   a   meeting  of  shareholders  and  may  be  described  as  such  in   any
document.

            Any   shareholder   who  has  signed  a  writing   describing   and
consenting to action taken pursuant to this Section 13 may revoke such consent by a writing signed by the shareholder describing the action and stating that the shareholder's prior consent thereto is revoked, if such writing is received by the Corporation before the effectiveness of the action.

            14.    Meetings   by  Telecommunication.   Any  or   all   of   the
shareholders     may     participate    in     an     annual     or     special
shareholders' meeting by, or the meeting may be conducted through the use of, any means of communication by which all persons participating in the meeting may hear each other during the meeting. A shareholder participating in a meeting by this means is deemed to be present in person at the meeting.

                           ARTICLE II

                       Board of Directors

             1.     General   Powers.    All   corporate   powers   shall    be
exercised by or under the authority of, and the business and affairs of the Corporation shall be managed under the direction of, the board of directors, except as otherwise provided in the Colorado Business Corporation Act or the Articles of Incorporation.

             2.     Number,   Qualifications   and   Term   of   Office.    The
number of directors of the Corporation shall be fixed from time to time by resolution of the board of directors, within a range
of   no   less   than   three  (3)  or  more  than  nine   (9).    A   director
shall   be   a   natural   person   who  is  eighteen   years   or   older.   A
director need not be a resident of the State of Colorado or a shareholder of the Corporation.

            Directors shall be elected at each annual meeting of shareholders and shall hold such office until the next annual
meeting   of   shareholders   and   until  his   successor   is   elected   and
qualifies. A decrease in the number of directors does not shorten an incumbent director's term.

             3.      Resignation,   Vacancies.    Any   director   may   resign
at any time by giving written notice to the Corporation. A resignation of a director is effective when the notice is received by the Corporation unless the notice specifies a later effective date. Unless otherwise specified in the notice, the acceptance of such resignation by the Corporation shall not be
necessary   to   make   it   effective.   Any   vacancy   on   the   board   of
directors   may   be  filled  by  the  affirmative  vote  of  a   majority   of
the   shareholders   or   by   the   affirmative   vote   of   the   board   of
directors even if less than a quorum is remaining in office. If elected by the directors, the director shall hold office until the next annual shareholders' meeting at which directors are elected. If elected by the shareholders, the director shall hold office for the unexpired term of his or her predecessor in office, except that, if the director's predecessor was elected by the directors to fill a vacancy, the director elected by the shareholders shall hold office for the unexpired term of the last predecessor elected by the shareholders.

             4. Removal of Directors by Shareholders. Unless otherwise provided in the Articles of Incorporation, the shareholders may remove one or more directors with or without cause. A director may be removed by the shareholders only at a meeting called for the purpose of removing the director and the meeting notice states that the purpose, or one of the purposes, of the meeting is removal of the director.

             5.     Removal   of   Directors   by   Judicial   Proceeding.    A
director may be removed by the District Court of the Colorado county where the principal office is located or if the Corporation has no principal office in the State of Colorado, by
the   District   Court  of  the  Colorado  county  in  which   its   registered
office is located, upon a finding by the District Court that the director engaged in fraudulent or dishonest conduct or gross abuse of authority or discretion with respect to the Corporation and that removal is in the best interests of the Corporation. The judicial proceeding may be commenced either by the Corporation or by shareholders holding at least ten percent (10%) of the outstanding shares of any class.

             6.      Compensation.    By   resolution   of   the    board    of
directors, any director may be paid any one or more of the following: his expenses, if any, of attendance at meetings; a fixed sum for attendance at each meeting; a stated salary as director; or such other compensation as the Corporation and the
director    may    reasonably   agree   upon.    No    such    payment    shall
preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

                          ARTICLE III

                     Meetings of the Board

             1.      Place    of    Meetings.    The   regular    or    special
meetings    of   the   board   of   directors    shall   be   held    at    the
principal office of the Corporation unless otherwise designated.

             2. Regular Meetings. The board of directors shall meet each year after the annual meeting of the shareholders for the purpose of appointing officers and transacting such other business as may come before the meeting. The board of directors may provide, by resolution, for the holding of additional regular meetings without other notice than such resolution.

            3. Special Meetings. Special meetings of the board of directors may be called at any time by the chairman of the board, if any, by the president or by a majority of the members of the board of directors.

             4.      Notice    of    Meetings.    Notice   of    the    regular
meetings   of   the  board  of  directors  need  not  be  given.    Except   as
otherwise   provided   by  these  Bylaws  or  the  laws   of   the   State   of
Colorado, written notice of each special meeting of the board of directors setting forth the time and the place of the meeting shall be given to each director not less than two (2) days prior
to   the   date   and   time   fixed   for  the   meeting.    Notice   of   any
special   meeting   may   be   either  personally  delivered   or   mailed   to
each   director   at   his   business  address,  or   by   notice   transmitted
by telegraph, telex, electronically transmitted facsimile or other form of wire or wireless communication. If mailed, such notice shall be deemed to be given and to be effective on the earlier of (i) three (3) days after such notice is deposited in the United States mail properly addressed, with postage prepaid, or (ii) the date shown on the return receipt if mailed by
registered   or   certified   mail  return  receipt   requested.    If   notice
be given by telex, electronically transmitted facsimile or other similar form of wire or wireless communication, such notice shall be deemed to be given and to be effective when sent, and with respect to a telegram, such notice shall be deemed to be given and to be effective when the telegram is delivered to the
telegraph   company.    If   a   director  has  designated   in   writing   one
or more reasonable addresses or facsimile numbers for delivery of notice to him, notice sent by mail, telegraph, telex,
electronically   transmitted   facsimile   or   other   form   of    wire    or
wireless communication shall not be deemed to have been given or to be effective unless sent to such addresses or facsimile numbers, as the case may be. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

            5.     Waiver   of   Notice.    A   director   may,   in   writing,
waive notice of any special meeting of the board of directors either before, at, or after the meeting. Such waiver shall be delivered to the Corporation for filing with the corporate records. Attendance or participation of a director at a meeting waives any required notice of that meeting unless at the beginning of the meeting or promptly upon the director's arrival, the director objects to holding the meeting or transacting business at the meeting because of lack of notice or defective
notice   and   does  not  thereafter  vote  for  or  assent  to  action   taken
at the meeting.

             6.     Quorum,   Manner   of   Acting.    At   meetings   of   the
board of directors a majority of the number of directors fixed by resolution of the board shall constitute a quorum for the transaction of business. If the number of directors is not fixed, then a majority of the number in office immediately before the meeting begins, shall constitute a quorum. If a quorum is present when a vote is taken, the affirmative vote of a majority of directors present is the act of the board of directors unless the vote of a greater number is required by these Bylaws, the
Articles    of    Incorporation   or   the   Colorado   Business    Corporation
Act.

            7.     Presumption   of  Assent.   A  director   who   is   present
at   a   meeting   of  the  board  of  directors  when  corporate   action   is
taken is deemed to have assented to the action taken unless:

             (a) the director objects at the beginning of such meeting or promptly upon his or her arrival, to the holding of the meeting or the transacting of business at the meeting and does not thereafter vote for or assent to any action taken at the meeting;

             (b)    the   director   contemporaneously   requests   that    his
or   her   dissent   or  abstention  as  to  any  specific  action   taken   be
entered in the minutes of such meeting; or

            (c) the director causes written notice of his or her dissent or abstention as to any specific action to be received by the presiding officer of such meeting before its adjournment or by the Corporation promptly after adjournment of such meeting.

            The   right   of   dissent  or  abstention   as   to   a   specific
action   taken   in   a   meeting  of  a  board   is   not   available   to   a
director who votes in favor of the action taken.

             8.     Committees.    The   board   of   directors   may,   by   a
resolution adopted by a majority of all of the directors in office when the action is taken, designate one of more of its members to constitute an executive committee, and one or more other committees. To the extent provided in the resolution, each committee shall have and may exercise all of the authority of the board of directors, except that no such committee shall have the authority to: (i) authorize distributions; (ii) approve or propose to shareholders action required by the Colorado Business
Corporation Act to be approved by shareholders; (iii) fill vacancies on the board of directors or any committee thereof;
(iv) amend the Articles of Incorporation; (v) adopt, amend or repeal these Bylaws; (vi) approve a plan of merger not requiring shareholder approval; (vii) authorize or approve the reacquisition of shares except in accordance with a formula or
method   prescribed   by   the  board  of  directors;   or   (viii)   authorize
or approve the issuance or sale of shares, or a contract for the sale of shares, or determine the designation, relative rights, preferences and limitations of a class or series of shares; except that the board of directors, may authorize a committee or an officer to do so within limits specifically prescribed by the board of directors. The conduct of committee meetings shall comply with the provisions of this Article IV relating to board of director meetings.

            The   creation   of,  delegation  of  authority   to,   or   action
by   a   committee  does  not  alone  constitute  compliance  by   a   director
with the standards of conduct set forth in Article V.

            9.     Informal   Action   by  Directors.   Any   action   required
or   permitted   be   taken   at  a  board  of  directors'   meeting   may   be
taken without a meeting if all members of the board consent to such action in writing. Action taken under this Section 9 is effective at the time the last director signs a writing describing the action taken unless the directors establish a different effective date, and unless, before such time, a
director   has   revoked  his  or  her  consent  by   a   writing   signed   by
the   director   and   received  by  the  president   or   secretary.    Action
taken   pursuant   to   this  Section  9  has  the  same   effect   as   action
taken   at  a  meeting  of  the  directors  and  may  be  described   as   such
in any document.

             10.     Telephonic   Meetings.    Members   of   the   board    of
directors may participate in a regular or special meeting by or conduct the meeting through the use of any means of communication by which all directors participating may hear each other during the meeting. A director participating in a meeting by this means is deemed to be present in person at the meeting.

                           ARTICLE IV

                      Standards of Conduct

            Each   director   shall   perform  his   or   her   duties   as   a
director, including his or her duties as a member of any committee, and each officer with discretionary authority shall discharge his or her duties under that authority, (i) in good faith, (ii) with the care an ordinarily prudent person in a like position would exercise under similar circumstances, and in a manner he or she reasonably believes to be in the best interest of the Corporation.

            In   discharging  his  or  her  duties,  a  director   or   officer
is entitled to rely on information, opinions, reports, or statements, including financial statements and other financial
data,   if   prepared   or  presented  by  (i)  one   or   more   officers   or
employees    of    the    Corporation   whom   the    director    or    officer
reasonably believes to be reliable and competent in the matters presented, (ii) legal counsel, a public accountant, or other person as to matters which the director or officer reasonably believes to be within such persons' professional or expert competence or (iii) in the case of a director, a committee of the board of directors of which the director is not a member if the director reasonably believes the committee merits confidence.

            A   director  or  officer  is  not  acting  in  good  faith  if  he
or   she   has   knowledge  concerning  the  matter  in  question  that   makes
reliance otherwise permitted under this Article V unwarranted.

            A   director   or   officer  is  not  liable   as   such   to   the
Corporation or its shareholders for any action he or she takes or omits to take as a director or officer, as the case may be, if, in connection with such action or omission, he or she performed the duties of the position in compliance with this Article V.

                           ARTICLE V

                      Officers and Agents

             1.     General.    The   officers   of   the   Corporation   shall
consist    of    a    president,    secretary    and    treasurer,    appointed
annually   by   the   board   of  directors.    Each   officer   shall   be   a
natural   person   eighteen   years  of   age   or   older.    The   board   of
directors    or    the   president   may   appoint   such    other    officers,
assistant officers, committees and agents, including a chairman of the board, vice chairman of the board, one or more vice presidents, assistant secretaries and assistant treasurers, as they may consider necessary. To the extent not provided in these bylaws, the board of directors or the president, as the case may be, shall from time to time determine the procedure for the appointment of officers, their term of office, their authority and duties and their compensation. One person may hold more than one office. In all cases where the duties of any officer, agent, or employee are not prescribed by these Bylaws or by the board of directors, such officer, agent or employee shall follow the orders and instructions of the president of the Corporation.

            Any   officer   appointed   by  the  board   of   directors   shall
have   the   power  to  execute  and  deliver  on  behalf   of   and   in   the
name of the Corporation any instrument requiring the signature of an officer of the Corporation, except as otherwise provided in
these   Bylaws   or  where  the  execution  and  delivery  thereof   shall   be
expressly delegated by the board of directors to some other officer or agent of the Corporation. Unless authorized to do so
by   these   Bylaws   or  by  the  board  of  directors,  no   officer,   agent
or    employee   shall   have   any   power   or   authority   to   bind    the
Corporation in any way, to pledge its credit or to render it liable pecuniarily for any purpose or in any amount.

            2.     Appointment   and   Term  of   Office.   The   officers   of
the Corporation appointed by the board of directors shall be appointed at each annual meeting of the board held after each annual meeting of the shareholders. If the appointment of officers is not made at such meeting or if an officer or officers are to be appointed by another officer or officers of the Corporation, such appointments shall be made as soon thereafter as practicable. Officers appointed by the president may be appointed for indeterminate terms.

             3.      Vacancies.     A   vacancy   in   any   office,    however
occurring, may be filled by the board of directors, or by the officer or officers authorized by these bylaws or the board of directors, for the unexpired portion of the officer's term.

            4.     Resignation.   An  officer  may  resign  at  any   time   by
giving written notice of resignation to the Corporation. A resignation of an officer is effective when the notice is received by the Corporation unless the notice specifies a later effective date. If a resignation is made effective at a later date, the board of directors may permit the officer to remain in office until the effective date and may fill the pending vacancy before the effective date if the board of directors provides that the successor does not take office until the effective date, or the board of directors may remove the officer at any time before the effective date and may fill the resulting vacancy.

            5. Removal. Any officer or agent of this Corporation may be removed with or without cause by the board of directors, an officer or officers authorized by the board of directors, or the officer that appointed such officer or agent.

            6. Contract Rights. Appointment of an officer does not itself create contract rights. An officer's removal does not
affect    the    officer's    contract    rights,    if    any,    with     the
Corporation. An officer's resignation does not affect the Corporation's contract rights, if any, with the officer.

            7.     Chairman  of  the  Board.   The  chairman  of   the   board,
if   any,   shall   preside  as  chairman  at  meetings  of  the   shareholders
and the board of directors. He or she shall, in addition, have such other duties as the board may prescribe that he or she perform. At the request of the president, the chairman of the board may, in the case of the president's absence or inability to
act,   temporarily  act  in  his  or  her  place.   In  the   case   of   death
of   the   president   or   in   the  case   of   his   or   her   absence   or
inability to act without having designated the chairman of the board to act temporarily in his place, the chairman of the board
shall   perform   the   duties  of  the  president,   unless   the   board   of
directors, by resolution, provides otherwise. If the chairman of the board shall be unable to act in place of the president, the vice presidents may exercise such powers and perform such duties as provided in Section 9 below.

            8. Vice-Chairman of the Board. The Vice Chairman of the Board, if any, in the absence of the Chairman of the Board, shall preside at all meetings of the shareholders and of the
Board of Directors. He shall have such other powers and duties as may from time to time be prescribed by the Board of Directors.

              9.       President.     Subject    to    the    direction     and
supervision of the board of directors, the president shall be the chief executive officer of the Corporation and shall have general and active control of its affairs and business and general supervision of its officer, agents and employees. In the event the position of chairman or vice-chairman of the board shall not
be   occupied   or   the  chairman  or  vice-chairman  shall   be   absent   or
otherwise unable to act, the president shall preside at meetings of the shareholders and directors and shall discharge the duties of the presiding officer. The president may sign, with the secretary or any other proper officer of the Corporation thereunto authorized by the board of directors, certificates for shares of the Corporation, any deeds, mortgages, bonds, contracts, or other instruments which the board of directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the board of directors or by these Bylaws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed. Unless otherwise directed by the board of directors, the president shall attend in person or by substitute appointed by him, or shall execute on behalf of the Corporation written instruments appointing a proxy or proxies to represent the Corporation at, all meetings of the shareholders of any other corporation in which the Corporation holds any stock. On behalf of the Corporation, the president may in person or by substitute
or   by   proxy   execute  written  waivers  of  notice   and   consents   with
respect to any such meetings. At all such meetings and otherwise, the president, in person or by substitute or proxy, may vote the stock held by the Corporation, execute written
consents   and   other   instruments   with   respect   to   such   stock   and
exercise   any   and   all  rights  and  powers  incident  to   the   ownership
of said stock.

            10.    Vice   Presidents.    Each   vice   president   shall   have
such powers and perform such duties as the board of directors may from time to time prescribe or as the president may from time to
time   delegate   to   him.   At  the  request  of  the   president,   in   the
case   of   the   president's   absence  or  inability   to   act,   any   vice
president may temporarily act in his place. In the case of the death of the president, or in the case of his absence or inability to act without having designated a vice president or vice presidents to act temporarily in his place, the board of directors, by resolution, may designate a vice president or vice presidents, to perform the duties of the president. If no such designation shall be made, the chairman of the board of directors, if any, shall exercise such powers and perform such
duties,   as   provided  in  Section  8  of  this  Article  V,   but   if   the
Corporation   has  no  chairman  of  the  board  of  directors,   or   if   the
chairman   is  unable  to  act  in  place  of  the  president,   any   of   the
vice presidents appointed by the board of directors may exercise such powers and perform such duties.

             11.    Secretary.    The   secretary   shall   (i)   prepare,   or
cause to be prepared, and maintain as permanent records the minutes of the proceedings of the shareholders and the board of directors or any committee thereof, a record of all actions taken
by    the    shareholders   or   board   of   directors   or   any    committee
thereof without a meeting and a record of all waivers of notice of meetings of shareholders and of the board of directors or any committee thereof, (ii) see that all notices are duly given in accordance with the provisions of these Bylaws and as required by law, (iii) serve as custodian of the records and of the seal of the Corporation and affix the seal to all documents, (iv) keep at the registered office or principal place of business, a record
containing   the   names  and  addresses  of  all  shareholders   in   a   form
that   permits   preparation   of   a  list   of   shareholders   arranged   by
voting   group   and  by  class  or  series  of  shares  within   each   voting
group, that is alphabetical within each class or series and that shows the address of, and the number of shares of each class or
series   held   by,   each  shareholder,  unless  such  a   record   shall   be
kept at the office of the Corporation's transfer agent or registrar, (v) maintain at the Corporation's principal office the originals or copies of the Corporation's Articles of Incorporation, Bylaws, minutes of all shareholders' meeting and records of all action taken by shareholders without meeting for the past three years, all written communications within the past three years to shareholders as a group or to the holders of any class or series of shares as a group, a list of the names and business addresses of the current directors and officers, a copy of the Corporation's most recent corporate report filed with the Secretary of State, and financial statements showing in reasonable detail the Corporation's assets and liabilities and results of operations for the last three years, (vi) have general charge of the stock transfer books of the Corporation, unless the
Corporation has a transfer agent, (vii) authenticate records of the Corporation and (viii) in general, perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the board of directors. Assistant secretaries, if any, shall have the same duties and powers, subject to supervision by the secretary. The directors and/or shareholders may however respectively designate a person other than the secretary or assistant secretary to keep the minutes of their respective meetings.

             12.     Treasurer.    The   treasurer   shall   be    the    chief
financial officer of the Corporation, shall have care and custody of all corporate funds, securities, evidences of indebtedness and other personal property of the Corporation and shall deposit the same in accordance with the instructions of the board of directors. The treasurer shall receive and give receipts and acquittances for money paid in on account of the Corporation, and shall pay out of the Corporation's funds on hand all bills, payrolls and other just debts of the Corporation of whatever nature upon maturity. Such power given to the treasurer to deposit and disburse funds shall not, however, preclude any other officer or employee of the Corporation from also depositing and disbursing funds when authorized to do so by the board of directors. The treasurer shall, if required by the board of directors, give the Corporation a bond in such amount and with such surety or sureties as may be ordered by the board of directors for the faithful performance of duties of his office.
The treasurer shall have such other powers and perform such other duties as may be from time to time prescribed by the board of directors or the president. The assistant treasurers, if any, shall have the same powers and duties, subject to the supervision of the treasurer.

             The treasurer shall also be the principal accounting officer of the Corporation and shall prescribe and maintain the methods and systems of accounting to be followed, keep complete books and records of account as required by the Colorado Business
Corporation   Act,   prepare   and   file  all   local,   state   and   federal
tax returns, prescribe and maintain an adequate system of internal audit and prepare and furnish the president and the board of directors statements of account showing the financial position of the Corporation and the results of its operations.

             13. Assistant Secretaries and Assistant Treasurers. The Assistant Secretaries and the Assistant Treasurers respectively (in the order designated by the Board of Directors or, lacking such designation, by the President), in the absence
of   the   Secretary  or  Treasurer,  as  the  case  may  be,   shall   perform
the   duties   and  exercise  the  powers  of  such  Secretary   or   Treasurer
and   shall   perform   such   other  duties  as   the   Board   of   Directors
shall prescribe.

             14. Delegation of Duties. Whenever an officer is absent, or whenever, for any reason, the board of directors may deem it desirable, the board may delegate the powers and duties of an officer to any other officer or officers or to any director or directors.

             15.    Bond   of   Officers.    The   board   of   directors   may
require any officer to give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board of directors for such terms and conditions as the board of directors may specify, including, without limitation, for the faithful performance of his duties and for the restoration to the
Corporation of all property in his or her possession or under his or her control belonging to the Corporation.

                           ARTICLE VI

         Share Certificates and the Transfer of Shares

             1.     Share   Certificates.    Each   share   certificate   shall
state   on  its  face  (i)  the  name  of  the  Corporation  and  that  it   is
incorporated under the laws of the State of Colorado, (ii) the name of the person to whom the certificate is issued, and (iii) the number and class of shares and the designation of the series, if any, the certificate represents. Each share certificate shall
be   signed,   either   manually  or  in  facsimile,   by   the   chairman   or
vice-chairman   of   the   board  of  directors  or   by   the   president   or
the   vice-president   and   by  the  treasurer  or  an   assistant   treasurer
or by the secretary or an assistant secretary, or such other officers as the board of directors may designate, by resolution, and may bear the corporate seal or its facsimile, and such other information as may be deemed necessary or appropriate. If the person who signed a share certificate either manually or in facsimile, no longer holds office when the certificate is issued, the certificate is nevertheless valid. If the Corporation is authorized to issue different classes of shares or different series within a class, the certificate shall state conspicuously on its front or back that the Corporation will furnish the shareholder information regarding the designations, preferences, limitations and relative rights of each class and for each series, upon written request and without charge.

              2. Shares Without Certificates. The board of directors may authorize the issuance by the Corporation of some or all of the shares of any or all of its classes or series
without   certificates.    Said   authorization   shall   not   affect   shares
already represented by certificates until they are surrendered to the Corporation. Within a reasonable time after the issuance or transfer of shares without certificates, the Corporation shall send to the shareholder a written statement of the information required by Section 1 of this Article VII.

            3.     Issuance   of   Shares.    Except   as   provided   in   the
Articles of Incorporation, the board of directors may authorize the issuance of shares for consideration consisting of any tangible, intangible property or benefit to the Corporation, including cash, promissory notes, services performed and other securities of the Corporation. The board of directors shall determine that the consideration received or to be received for the shares to be issued is adequate. Such determination, in the absence of fraud, is conclusive insofar as the adequacy of such consideration relates to whether the shares are validly issued, fully paid and nonassessable. The promissory note of a subscriber or an affiliate of a subscriber for shares shall not constitute consideration for the shares unless the note is negotiable and is secured by collateral other than the shares, having a fair market value at least equal to the principal amount of the note. For the purposes of this Section 3, "promissory note" means a negotiable instrument on which there is an obligation to pay independent of collateral and does not include a nonrecourse not. Unless otherwise expressly provided in the Articles of Incorporation, shares having a par value may be issued for less than the par value.

             4.      Lost   Certificates.    The   board   of   directors   may
direct a new certificate to be issued in place of a certificate alleged to have been destroyed or lost if the owner makes an affidavit or affirmation of that fact and produces such evidence of loss or destruction as the board may require. The board, in its discretion, may as a condition precedent to the issuance of a new certificate require the owner to give the Corporation a bond as indemnity against any claim that may be made against the Corporation relating to the certificate allegedly destroyed or lost.

          5.   Transfer of Shares.

              (a)     Shares    of    the    Corporation    shall    only    be
transferred   on   the  stock  transfer  books  of  the  Corporation   by   the
holder   of   record  thereof  upon  the  surrender  to  the   Corporation   of
the    share   certificates   duly   endorsed   or   accompanied   by    proper
evidence of succession, assignment or authority to transfer and such documentary stamps as may be required by law. In that event, the surrendered certificates shall be cancelled, new certificates issued to the persons entitled to them, and the transaction recorded on the books of the Corporation. The person
in   whose   name   shares  stand  on  the  books  of  the  Corporation   shall
be   deemed   by   the   Corporation  to  be  the   owner   thereof   for   all
purposes.

            (b)    The   Articles  of  Incorporation,  by  these   Bylaws,   by
an agreement among shareholders, or among shareholders and the Corporation, may impose restriction on the transfer or registration or transfer of shares of the Corporation. A restriction does not affect shares issued before the restriction became effective unless the holder of such shares acquired such shares with knowledge of the restriction, is a party to the agreement containing the restriction, or voted in favor of the restriction or otherwise consented to the restriction.

            (c)    A   restriction   on  the  transfer   or   registration   of
transfer   of   shares  is  valid  and  enforceable  against  the   holder   or
a   transferee   of   the   holder  if  the  restriction   is   authorized   by
the Colorado Business Corporation Act and its existence is noted conspicuously on the front or back of the certificate or is
contained   in   the   information  statement  required   by   Section   2   of
this Article VII above. Unless so noted, a restriction is not enforceable against a person without knowledge of the restriction.

            6. Registered Shareholders. The Corporation shall be entitled to treat the registered holder of any shares of the
Corporation as the owner thereof for all purposes, and the Corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any person other than the registered holder, including without limitation any purchaser, assignee or transferee of such shares or rights deriving from such shares, unless and until such other person becomes the registered holder of such shares, whether or not the Corporation shall have either actual or constructive notice of the claimed interest of such other person.

            7. Transfer Agent, Registrars and Paying Agents. The board may at its discretion appoint one or more transfer agents, registrars and agents for making payment upon any class of stock, bond, debenture or other security of the Corporation. Such
agents   and   registrars   may   be   located   either   within   or   outside
Colorado. They shall have such rights and duties and shall be entitled to such compensation as may be agreed.


                          ARTICLE VII

                           Insurance

             By   action   of   the   board   of   directors,   notwithstanding
any   interest   of   the  directors  in  the  action,  the   Corporation   may
purchase   and   maintain  insurance,  in  such  scope  and  amounts   as   the
board of directors deems appropriate, on behalf of any person who is or was a director, officer, employee, fiduciary or agent of the Corporation, or who, while a director, officer, employee, fiduciary or agent of the Corporation, is or was serving at the
request    of    the    Corporation   as   a   director,   officer,    partner,
trustee, employee, fiduciary or agent of any other foreign or domestic corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company or other enterprise or employee benefit plan, against any liability asserted against, or incurred by, him or her in that capacity or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of the Colorado Business Corporation Act. Any such insurance may be procured
from   any   insurance   company  designated  by   the   board   of   directors
of    the    Corporation,   whether   such   insurance   company   is    formed
under    the   laws   of   Colorado   or   is   a   company   in   which    the
Corporation has an equity interest or any other interest, through stock ownership or otherwise.

                          ARTICLE VIII

                         Miscellaneous

            1.     Seal.    The   Corporation's  seal,   if   any,   shall   be
circular   in   form   and   shall  contain  the  name   of   the   Corporation
and the words, "Seal, Colorado."

            2. Fiscal Year. The fiscal year of the Corporation shall be December 31 of each year. Said fiscal year may be
changed   from   time   to   time   by  the   board   of   directors   in   its
discretion.

             3.      Amendments.    The   board   of   directors   shall   have
power to make, amend and repeal these bylaws at any regular or special meeting of the board unless the shareholders expressly provide that the directors may not amend or repeal such bylaw. The shareholders also shall have the power to make, amend or repeal these bylaws at any annual meeting or at any special meeting called for that purpose.

             4.      Gender.    Whenever   required   by   the   context,   the
singular   shall   include   the  plural,  the   plural   the   singular,   and
one gender shall include all genders.

               5.        Invalid     Provision.      The     invalidity      or
unenforceability of any particular provision of these bylaws shall not affect the other provisions herein, and these Bylaws shall be construed in all respects as if such invalid or unenforceable provision was omitted.

            6.     Governing   Law.   These  Bylaws  shall   be   governed   by
and    construed   in   accordance   with   the   laws   of   the   State    of
Colorado.

             7.      Definitions.     Except    as    otherwise    specifically
provided   in   these   Bylaws,  all  terms  used   in   these   Bylaws   shall
have   the   same   definition   as  in  the  Colorado   Business   Corporation
Act.

            I, Richard F. Schaden, as Secretary of The Quizno's Corporation, hereby certify that the foregoing Bylaws were adopted by the board of directors of the Corporation effective
August 25, 1994, and amended from time to time by such board through January 18, 1996.


                                   /s/ Richard F. Schaden
                                   Richard F. Schaden, Secretary