Form 10QSB
period 1996-09-30
QUIZNOS CORP
filed 1996-11-14
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          FORM 10-QSB

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1996

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Outstanding at
                                                            Class
November 8, 1996
              Common      Stock,      $0.001      par       value
2,864,757 shares






                    THE QUIZNO'S CORPORATION

               Commission File Number:  000-23174

                Quarter Ended September 30, 1996


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

                            STATEMENTS OF OPERATIONS

                                   Three Months Ended          Nine Months Ended
                                      September 30,             September 30,
                                     1996       1995          1996        1995
REVENUE:
   Royalty  fees                 $  424,349  $  296,110  $  1,138,570 $  759,838
   Initial franchise fees           338,000     215,000       835,500    390,000
   Area director marketing fees     210,382     311,325     1,098,037    758,423
   Sales by Company owned stores    770,895     854,000     2,108,145  2,305,805
   Sales by stores held for resale     --          --          20,572    142,525
   Interest Income                   33,113      32,607       116,662    118,495
   Other                             66,286      39,413       181,924    137,557
                                  1,843,025   1,748,455     5,499,410  4,612,643

EXPENSES:
  Sales and royalty commissions     235,403      80,979       594,591    161,492
  Advertising and promotion         105,779      34,059       269,565     51,216
  General and administrative
   expenses                         944,119     686,658     2,644,552  1,887,737
  Cost of sales at Company stores   274,980     281,267       753,054    764,139
  Cost of labor at Company stores   230,570     283,709       618,273    821,226
  Other Company store expenses      211,723     279,810       656,418    764,891
  Stores held for resale expenses     --          --           39,361    227,963
  Other                              16,301       --           88,918       --
  Depreciation and amortization      71,861      50,111       211,433    160,987
  Interest expense                   17,420      25,143        56,078     89,824
  Provision for loss on stores
   held for resale                   --                --     --             --
                                 2,108,156   1,721,733     5,932,243  4,929,475

Net income (loss)                 (265,131)     26,719      (432,833)  (316,832)

Preferred stock dividends          (14,235)    (14,235)     (42,705)    (42,705)

Net income (loss) applicable to
  common shareholders           $ (279,366) $   12,484   $ (475,538) $ (359,537)

Net income (loss) per
  share of common stock         $   (0.10)  $     0.00   $    (0.17) $    (0.13)

Weighted average common shares
    outstanding                 2,864,757    2,863,748    2,864,757    2,863,130


                    THE QUIZNO'S CORPORATION

                  CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                       September 30,  December 31,
                                           1996           1995
CURRENT ASSETS:
  Cash and cash equivalents             $  445,739    $ 1,684,422
  Restricted cash                           16,544         15,927
  Current portion of notes receivable      444,005        304,918
  Accounts receivable, net of allowance for
    doubtful accounts of $17,200 in 1996 and
    $11,777 in 1995                        286,966        276,522
  Other current assets                     228,387        155,973
  Assets of stores held for resale               --       144,499
     Total current assets                1,421,641      2,582,261


Property and equipment, at cost, net of
  accumulated depreciation and amortization of
  $159,963 in 1996 and $144,561 in
  1995                                     1,595,331   1,083,476


OTHER ASSETS:
  Intangible assets, net of accumulated
    amortization of $517,996 in 1996 and
    $414,500 in 1995                        523,097        537,149
  Deferred assets                           547,992        588,051
  Deposits                                   47,088         31,454
  Notes receivable                          744,095        528,484
     Total other assets                   1,862,272      1,685,138

                                        $ 4,879,244    $ 5,350,875

                    (continued on next page)

                    THE QUIZNO'S CORPORATION

                  CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,  December 31,
                                         1996           1995
CURRENT LIABILITIES:
  Accounts payable                  $     459,646  $     713,446
  Accrued liabilities                      64,084         53,168
  Line of credit and notes payable        260,000        160,000
  Current portion of long term
   obligations                            207,228   171,217
  Provision for loss on stores sold         8,988         58,000
     Total current liabilities            999,946      1,155,831


Line of credit                            140,502        215,505
Long term obligations                     243,701        341,453
Other liabilities                           2,226         12,101
Deferred initial franchise fees         1,651,577      1,309,155
     Total liabilities                  3,037,952      3,034,045

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, liquidation
    value of $6 per share plus unpaid and
    accumulated dividends, 1,000,000 authorized,
    issued and outstanding 146,000 in 1996 and
    in  1995                                  146           146
  Common stock, $.001 par value, 9,000,000 shares
    authorized, issued and outstanding 2,864,757 in
    1996 and 2,864,757 in 1995              2,865          2,865
  Capital in excess of par value        3,247,650      3,290,355
  Accumulated deficit                  (1,409,369)      (976,536)
     Total stockholders' equity         1,841,292      2,316,830

                                      $ 4,879,244    $ 5,350,875

                    THE QUIZNO'S CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Nine Months Ended
                                                September 30,
                                            1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net      loss                                            $      (432,833)
$  (316,832)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization    211,436        160,987
         Provision    for    losses   on   accounts    receivable          6,300
4,977
      Reserve for losses on stores sold(49,012)       (43,226)
         Promissory    notes   accepted   for   area   director    fees(157,494)
(252,595)
      Changes in assets and liabilities:
        Restricted cash                   (617)        (1,140)
        Accounts receivable            (80,291)      (147,416)
        Other current assets           (72,413)       (36,048)
        Accounts payable                28,387        233,857
        Accrued liabilities             10,915         20,598
        Deferred franchise costs      (242,128)       (63,592)
           Deferred    initial    franchise    fees         342,422          238
,408
                 Other                                                   (9,876)
(2,600)
     Net    cash    used    by   operating   activities      (445,204)       (20
4,622)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment  (204,737)      (721,510)
  Purchase of Company owned stores    (353,589)          --
     Proceeds    from   sales   of   stores   held   for   resale             --
15,000
  Acceptance of notes receivable      (416,693)      (134,205)
     Principal    payments    received   on   notes    receivable        283,036
61,403
  Intangible assets                     (9,214)       (20,445)
  Change in deposits                   (12,834)         5,298
       Investment     in     stores     under     development                 --
(74,975)
     Net    cash    used    in   investing   activities      (714,031)       (86
9,434)

                    (continued on next page)
                    THE QUIZNO'S CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

                                               Nine Months Ended
                                                       June 30,

                                         1996           1995

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds    from    issuance    of    notes    payable$        239,510    $
25,996
     Principle    payments    on    long   term    obligations          (91,250)
(347,672)
  Principle payments on lines of credit(185,003)    (50,000)
  Proceeds from issuance of common stock--             --
  Dividends paid                     (42,705)       (42,705)
     Net     cash     used     in     financing     activities          (79,448)
(414,381)

Net decrease in cash              (1,238,683)    (1,488,437)

Cash, beginning of period          1,684,422      3,112,575

Cash, end of period              $   445,739    $ 1,624,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash    paid    during    the   period   for   interest$        56,078    $
89,824

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
     During the third quarter of 1996, the Company purchased two Company owned restaurants from franchisees for cash and a promissory note. The acquisitions were accounted for as follows:

     Inventory                  $      4,546
     Equipment                        80,000
     Leasehold improvements          192,200
     Security deposits                 2,800
     Goodwill                         65,454
     Other                                            8,589
     Total                                          353,589
     Cash paid                      (148,589)
     Promissory note due in 4th quarter, 1996    $  205,000


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











          (Remainder of page intentionally left blank)
                            THE QUIZNO'S CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                         Convertible                               Additional
                      Preferred  Stock         Common  Stock            Paid-In
Accumulated
                           Shares       Amount           Shares          Amount
Capital             Deficit


Balances at January 1, 1995
                   146,000 $    146 2,860,000   $ 2,860$ 3,339,495  $ (684,964)

Issuance of common stock
  in exchange for general
  partnership interest--       --       2,500         3      9,997        --

Purchase price paid for Quiz
  One Limited Partnership
  general partner's interest
  over historical book value
  (goodwill)          --       --        --        --      (10,000)       --

Issuance of common stock
  pursuant to employee
  benefit plan        --       --       2,257         2      7,803        --

Preferred stock dividends--    --        --        --      (56,940)       --

Net    loss                 --              --                --             --
(291,572)


Balances at December 31, 1995
                   146,000        1462,864,757    2,865   3,290,355   (976,536)

Preferred stock dividends--    --        --        --      (42,705)       --

Net    loss                 --              --                --             --
--               (432,833)


Balances  at Sept. 30, 1996  146,000$      146 2,864,757     $ 2,865$ 3,247,650
$(1,409,369)


                    THE QUIZNO'S CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three and nine month periods ended September 30, 1996 and September 30, 1995, (b) the consolidated financial position at September 30, 1996, (c) the statements of cash flows for the nine month periods ended September 30, 1996 and September 30, 1995, and (d) the consolidated changes in stockholders' equity for the nine month period ended September 30, 1996, have been made.

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

3.     The   results   for   the   three   and   nine   month   periods   ended
September   30,   1996   are  not  necessarily  indicative   of   the   results
for the entire fiscal year of 1996.

4.   RELATED PARTY TRANSACTIONS

     In   1995,   the   Company   sold  the  Detroit   area   directorship   to
Michigan   Restaurant   Development  Corp.,  which   is   100%   owned   by   a
director   and   major   stockholder  of  the  Company,   for   $150,000   paid
in cash.

     Two    directors   of   the   Company,   one   of   whom   is   a    major
stockholder, own more than 50% of the outstanding shares of Illinois Food Managers, Inc, which owns the Chicago area directorship and owned two operating franchises in Chicago, one of which was sold to an unrelated franchisee in June of 1996, and one which was closed in September, 1996.

     Two   directors   and   major  stockholders  of  the   Company   own   55%
of   SK   Food   Services   Corporation,   which   was   a   franchisee   until
such franchise was sold in October, 1995.

     Two directors and major stockholders of the Company loaned Schaden & Schaden, Inc. (Schaden) $99,243 in 1991 and another $62,000 in 1994 under notes payable agreements. The notes were assumed by the Company when it acquired Schaden in 1994.

                    THE QUIZNO'S CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



     Summarized    below   is   a   recap   of   related   party   transactions
included in the financial statements as of September 30:


                                         1996          1995

     Assets
          Accounts receivable         $34,116     $  56,694
          Current          portion         of         notes          receivable
24,336    8,628
          Notes receivable             46,224        19,832

     Liabilities
          Current portion of long
            term obligations            7,172        36,203
          Long term obligations         3,161        13,035

     Revenue
          Royalty           fees                                         16,773
43,750
          Interest income               4,172         2,773
          Other           income                                          7,950
22,050

     Expenses
          Sales      and      royalty      commissions                   41,472
36,783
          Preferred stock dividend     42,705        42,705


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

                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



Overview

At the current time, one time fees from the sale of area directorships continue to represent a substantial portion of the
Company's revenue and can materially effect the net income of the Company from quarter to quarter. These fees have historically varied materially from quarter to quarter. The goal of the
Company is to continue to build its revenue stream from royalties and franchise fees which ultimately will become the largest part of the Company's revenue. In the third quarter of 1996, the
Company focused its resources on both franchise sales and openings, and achieved record results. A record 92 new
franchises   were   sold   for   $550,750,   a   record   19   new   franchises
opened resulting in the recognition of a record $338,000 in initial franchise fees, and the Company's continuing royalty revenue stream reached a record $424,349. The Company will continue to focus primarily on rapidly building its royalty stream and its initial fee revenue by focussing on rapidly developing franchised units.

As   described   above,  The  Company's  primary  business,   and   the   focus
of its organizational structure, continues to be franchising QUIZNO'S restaurants. As a franchisor, revenue is derived from:
(1)   area   director   marketing  fees,  (2)  initial  franchise   fees,   and
(3) royalties paid by franchisees. Area director fees occur only once for each exclusive area sold. Although the Company believes there are a substantial number of markets remaining to be sold, eventually such fees are expected to decline as the number of available remaining markets declines. Initial franchise fees are one time fees paid upon the sale of a franchise and vary directly with the number of franchises the Company can sell and open.
Royalties, on the other hand, are ongoing fees paid by every franchised restaurant and will increase as the number of franchised restaurants increase. Each of these sources of revenue contributes to the profitability of the Company, but the relative contribution of each source will vary as the Company matures. The Company expects that over time initial franchise fees and royalties will generate proportionally more revenue than area director marketing fees.

The   following   chart   reflects   the   Company's   growth   in   terms   of
units, franchise sales, and systemwide sales.

                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)


                           Three Months       Nine Months
                       Ended September 30, Ended September 30,
                           1996     1995       1996     1995
  Restaurants open, beginning128     81        105       66
  New     restaurants     opened                19               13          45
28
  Restaurants      closed                     (4)              -            (5)
-
  Restaurants     closed,    expected    to     reopen            (2)         -
(4)         -
  Restaurants     open,     end                141               94         141
94

  New      franchises     sold                   92               12        146
29
  Initial     franchise     fees     collected$550,750       $230,000$1,318,750
$555,500

                                          As of September 30,
                                               1996     1995
  Franchises      sold,      not      open                                  156
61
  Area           Directors                                                   60
36
  Company           Stores                                                   10
10
  Stores       held      for      resale                                      -
-

Results of Operations

Comparison   of   the   First  Three  quarters   of   1966   with   the   First
Three   quarters   of   1995  and  the  Third  Quarter   of   1996   with   the
Third Quarter of 1995

     Total   revenue   increased  5%  in  the  third   quarter   of   1996   to
$1,843,025 from $1,748,455 for the same period last year. In the first three quarters, revenue increased 19% to $5,499,411 from $4,612,643 in the first three quarters of 1995.

     Franchise    related    revenue    (royalties,    franchise    and    area
director   fees)  increased  18%  in  the  third  quarter  and   60%   in   the
first three quarters.

     Royalty fees increased 43% in the third quarter of 1996 to $424,349 from $296,110 in the same period last year. For the
first   three   quarters,  royalty  fees  increased   50%   compared   to   the
first               THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



three   quarters   of   1995.   Royalty  fees  are   a   percentage   of   each
franchisee's sales paid to the Company weekly or monthly and will increase as new franchises open, sales increase, and as the average royalty percentage increases. Company owned stores do not pay royalties. At September 30, 1996, there were 131 franchises open as compared to 84 at September 30, 1995. The royalty fee is between 4% and 6%, depending on when the franchise was purchased (8% for non-traditional units). The Company has no immediate plans to further increase its royalty fee.

     Initial franchise fees increased 57% in the third quarter of 1996 to $338,000 from $215,000 in the same period last year, due to a record number of new franchise openings. For the first three quarters, initial franchise fees increased 114% compared to the first three quarters of 1995. Initial franchise fees are one time fees paid by franchisees at the time the franchise is sold, and are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. In the first three quarters of 1996, the Company opened 45 franchises as compared to 28 franchises opened in the same period in 1995. The Company's initial franchise fee has been $20,000 since November 1, 1994. Some of the franchises opened in the first quarter of 1996 purchased the franchise before November 1, 1994 and paid an initial franchise fee less than $20,000. In 1996, the Company began offering existing franchisees a second franchise for $15,000, and a third for $10,000. For franchises to be operated in non-traditional locations, the initial franchise fee per location, depending on the number of locations purchased and other factors, is between $2,000 and $10,000.

     From June 1, 1996 through September 30, 1996, the Company offered approved existing franchisees the right to purchase one additional franchise for every currently effective franchise agreement for an initial franchise fee of $1,000. If the purchaser does not have a franchise currently open, the first franchise must be open by December 31, 1996 and the second franchise, purchased under this discount program, must be opened by December 31, 1997. The Company sold 73 such franchises, none of which had opened as of September 30, 1996.

     Area    director   marketing   fees   decreased   32%   in    the    third
quarter   of   1996  to  $210,382  from  $311,325  in  the  third  quarter   of
1995.    For   the   first  three  quarters,  area  director   marketing   fees
increased   44%   compared  to  the  first  three  quarters  of   1995.    Area
director marketing fees are one time fees paid to the Company for the right to sell franchises in a designated, non-exclusive, geographical area. The fee is $.035 ($.03 prior to July 1, 1996)
per   person   in  the  designated  area,  plus  a  training  fee  of   $15,000
($12,500 prior to July 1, 1996). The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



is recognized as income in that period. During the third quarter, two area directorships were sold and two existing area
directors    expanded   their   territory,   compared   to   seven    in    the
third quarter of 1995. In the first three quarters of 1996, the Company sold 21 area directorships as compared to 14 area directorships sold in the first three quarters of 1995. At September 30, 1996, the Company had a total of 60 area directors who owned areas encompassing a population base equal to approximately 52% of the population of the United States.

     In   1995,   the   Company   began  offering  long   term   financing   to
certain area director candidates for up to 50% of the area director marketing fee. The amount financed is required to be paid to the Company in installments over five years at 15% interest. The promissory notes are personally signed by the area director and secured by collateral unrelated to the area directorship, usually a mortgage in the area director's home. Of the 21 area directorships sold in the first three quarters of 1996, three used this financings for $112,019.

     Sales by Company owned stores decreased because in the third quarter of 1996, the Company operated stores for a total of 26 store operating months, compared to 30 store operating months in the same quarter last year. Sales decreased by 10% in the third quarter of 1996 to $770,895 from $854,000 in the third quarter of 1995. For the first three quarters, sales by Company owned store
decreased   by   9%  from  the  first  three  quarters  of   1995.    For   the
third quarter, Company stores earned a profit of $53,622 compared to a profit of $9,214 in the same quarter last year. During the first three quarters of 1996, the Company earned a profit of $80,400 at Company stores compared to a loss of $44,451 in the same period last year. Management does not expect to acquire or sell a significant number of Company stores in 1996.

     Stores held for resale lost $18,789 in the first three quarters of 1996 versus $85,438 for the same period last year.
The 1996 loss is attributable to one store taken over during the first quarter from a franchisee and operated by the Company until it was resold to a new franchisee in April, 1996. The 1995 loss was attributable to two stores resold to franchisees in the second quarter of 1995.

     Sales and royalty commissions expense was $235,403 in the third quarter of 1996 compared to $80,979 in the third quarter of
1995.    For   the   first  three  quarters,  sales  and   royalty   commission
was $594,591 compared to $161,492 in the same period last year. Sales and royalty commissions represent amounts paid to the area directors of the Company under the area director program implemented in March of 1995. Since this program was not implemented until the end of the first quarter of 1995, the related expenses for the first three quarters of 1995 were small.
Area directors      THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



receive a sales commission equal to 50% of the initial franchise fees received by the Company for franchises sold and opened in the area director's territory. Area directors also are paid 40% of the royalties received by the Company from franchises open in the area director's territory. In exchange for these payments, the area director is required to market and sell franchises, provide location selection assistance, provide on-site opening assistance to new franchisees, and perform monthly quality control reviews at each franchise open in the area director's territory. Sales and royalty commission expense is expected to continue to increase in direct proportion to the number of franchise openings and the increase in royalty fee revenue.

     Advertising and promotion expenses increased to $105,779 in the third quarter of 1996 from $34,059 in the third quarter of 1995, and increased to $269,565 in the first three quarters
compared   to   $51,216   in   the  first  three   quarters   of   1995.    The
increase reflects the Company's commitment to an aggressive and rapid franchise sales and development program, which includes consistent and regular national advertising of the Company's franchise opportunity combined with regularly scheduled orientation and discovery days for franchise and area director candidates. Management believes this program contributed greatly to the record franchise sales by the Company in the third quarter
of   1996.    Included   are   one  time  expenses   of    $101,239   for   the
first   three   quarters   of  1996  ($51,760  in  the   third   quarter)   for
direct    retail   advertising   on   behalf   of   franchised   stores.    The
Company had no direct retail advertising expenses in 1995 and has no current plans for any such expenses in the future.

     General and administrative expenses increased 37% to $944,119 for the third quarter of 1996 from $686,658 in the same period last year. For the first three quarters, general and administrative expenses increased 40% from the same period last year. General and administrative expenses include all of the operating expenses of the Company. The increase in general and administrative expenses is primarily due to the addition of
employees    to   service   the   rapidly   growing   network    of    Quizno's
franchisees and area directors. The expenses of the Company have increased to support increases of 50% in units open, 155% in units sold not open, and a 67% increase in area directors.
Wages,   indirect   labor   costs,  and  the  travel  associated   with   added
franchise support and franchise development personnel represent a substantial portion of the increase. The Company believes its general and administrative expenses are adequate and are not excessive in relation to the size of the Company.

     Other   expenses   were   $88,918  in  the   first   three   quarters   of
1996.    The   expense   is  primarily  related  to  a  franchised   store   in
Missouri that was taken over by the Company from a franchisee and

                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



sold   to   a   new  franchisee,  all  within  the  first  quarter   of   1996.
In   addition,   the   Company   has  incurred  subleasing   expenses   related
to two Company owned stores sold to franchisees.


Systemwide Data

     Systemwide sales for the third quarter were up 36% to $9.5 million compared to $7.0 million for the same quarter last year.
Year   to   date   systemwide  sales  were  up  35%  to  $25.8   million   over
$19.0 million for the first nine months of 1995. Systemwide sales are the total retail sales of all Quizno's restaurants, including Company owned restaurants.

     Same   store   sales   were   down  3.2%  for   the   third   quarter   of
1996    compared    to   same   quarter   last   year.    The    decrease    is
attributable,  in  large  part,  to  the  fact  that  included   in   the   mix
are    the    Company's   top   volume   stores   in   Colorado    which    are
approaching their maturity after several years of double digit growth. Same store sales is based on 39 stores open all of the third quarter of 1996 and the third quarter of 1995. The Company has changed its method of calculating same store sales to exclude nontraditional units, units in default of their franchise agreement for which such default is unlikely to be cured, units being sold, and the first three months of operations for new units. Because the Company will continue to be in an aggressive
growth   mode   for   the  next  few  years,  it  is  anticipated   that   same
store sales will fluctuate as units operating in evolving markets are tracked. The Company will continue to concentrate on its overall rapid growth as a primary goal and to provide interpretation of same store sales from year to year.

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



                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



Liquidity and Capital Resources

     Cash provided from the sale of franchises was $1,318,750 for 146 franchises for the first three quarters of 1996, and $550,750 for 92 franchises for the third quarter of 1996, compared to $555,000 for 20 franchises and $230,000 for 12 franchises, respectively, in the same period last year. Although the Company
has   the   use  of  the  cash,  these  amounts  are  deferred  on  the   books
of the Company until the related franchise opens for business in a future period. The net difference between the amount of cash collected and the amount recorded as revenue on opening is included in Net Cash Used by Operating Activities.

     Net   cash   used   by   operating   activities   in   the   first   three
quarters   of   1996   was  $445,204  compared  to  cash  used   in   operating
activities of $204,622 in the same period last year.

     Net cash used in investing activities in the first three quarters of 1996 was $714,031 compared to cash used in investing activities of $869,434 in the first three quarters of 1995. Cash used by investing activities in the first three quarters of 1996 is primarily related to the issuance of notes receivable of
$416,693, including $225,350 loaned to Quizno's advertising funds, and the purchase of two Company stores from franchisees, $353,589. In the first three quarters of 1995 the Company used cash to build three new Company stores, $609,000, and for the turnkey development of two new franchised stores, $148,000.

     Cash    used    by    financing   activities   in    the    first    three
quarters   of   1996   was  $79,448  compared  to  cash   used   by   financing
activities of $414,381 in the same period last year. The amounts for both years represent primarily cash used for the reduction of debt and the payment of preferred stock dividends.

     The   Company   had   cash   and   cash  equivalents   of   $445,739   and
positive working capital of $421,695 at September 30, 1996.

     The Company's operations as a franchisor are not capital intensive. The Company has been able to finance its operations and growth, excluding Company owned stores, through initial franchise fees, area director fees, and royalties. The Company is currently negotiating with unrelated parties to increase its lines of credit and to provide long term debt financing which the Company would use to retire a portion of existing long term debt, increase working capital, and provide capital for certain growth programs in 1997.

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

                Quarter Ended September 30, 1996

                          Form 10-QSB

                   PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

          Previously reported in Form 8-K of the Registrant filed with the SEC on September 19, 1996.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports of Form 8-K

               None.


                    THE QUIZNO'S CORPORATION

               Commission File Number:  000-23174

                Quarter Ended September 30, 1996

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

Denver, Colorado
November 14, 1996