Form 10QSB/A
period 1996-03-31
QUIZNOS CORP
filed 1996-11-15
CIK 915803

This form 10-QSB/A is a refiling of the Company's Form 10-QSB filed on November 14, 1996. The 10-QSB data file as originally filed was corrupted. This form 10-QSB/A is not different from the 10-QSB that was originally filed with the exception of the financial statements being in a more readable format.


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



                            THE QUIZNO'S CORPORATION

                            STATEMENTS OF OPERATIONS

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                      1996       1995        1996        1995
REVENUE:
   Royalty  fees                 $ 424,349  $  296,110   $1,138,570   $ 759,838
  Initial franchise fees           338,000     215,000      835,500     390,000
  Area director marketing fees     210,382     311,325    1,098,037     758,423
  Sales by Company owned stores    770,895     854,000    2,108,145   2,305,805
  Sales by stores held for resale     --           --        20,572     142,525
  Interest Income                   33,113      32,607      116,662     118,495
  Other                             66,286      39,413      181,924     137,557
                                 1,843,025   1,748,455    5,499,410   4,612,643

EXPENSES:
  Sales and royalty commissions    235,403      80,979      594,591     161,492
  Advertising and promotion        105,779      34,059      269,565      51,216
  General and administrative
   expenses                        944,119     686,658    2,644,552   1,887,737
  Cost of sales at Company stores  274,980     281,267      753,054     764,139
  Cost of labor at Company stores  230,570     283,709      618,273     821,226
  Other Company store expenses     211,723     279,810      656,418     764,891
  Stores held for resale expenses     --          --         39,361     227,963
  Other                             16,301        --         88,918         --
  Depreciation and amortization     71,861      50,111      211,433     160,987
  Interest expense                  17,420      25,143       56,078      89,824
   Provision for loss on stores
    held for resale                   --            --         --           --
                                 2,108,156   1,721,733    5,932,243   4,929,475

Net income (loss)                 (265,131)     26,719     (432,833)   (316,832)

Preferred stock dividends          (14,235)    (14,235)     (42,705     (42,705)

Net income (loss) applicable to
  common shareholders           $ (279,366) $   12,484   $ (475,538) $ (359,537)

Net  income  (loss)  per
 share of common stock          $    (0.10) $     0.00   $    (0.17) $    (0.13)

Weighted average common shares
    outstanding                  2,864,757   2,863,748    2,864,757   2,863,130


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

                    THE QUIZNO'S CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended
                                                  September 30,
                                               1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $ (432,833)  $ (316,832)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization               211,436      160,987
    Provision for losses on accounts
     receivable                                   6,300        4,977
      Reserve for losses on stores sold         (49,012)     (43,226)
    Promissory notes accepted for area
     director fees                             (157,494)    (252,595)
     Changes in assets and liabilities:
      Restricted cash                              (617)      (1,140)
      Accounts receivable                       (80,291)    (147,416)
      Other current assets                      (72,413)     (36,048)
      Accounts payable                           28,387      233,857
      Accrued liabilities                        10,915       20,598
      Deferred franchise costs                 (242,128)     (63,592)
      Deferred initial franchise fees           342,422      238,408
      Other                                      (9,876)      (2,600)
        Net cash used by operating
         activities                            (445,204)    (204,622)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment           (204,737)    (721,510)
  Purchase of Company owned stores             (353,589)         --
  Proceeds from sales of stores
   held for resale                                   --       15,000
  Acceptance of notes receivable               (416,693)    (134,205)
  Principal payments received
   on notes receivable                          283,036       61,403
  Intangible assets                              (9,214)     (20,445)
  Change in deposits                            (12,834)       5,298
  Investment in stores under development             --      (74,975)
      Net cash used in investing
       activities                              (714,031)    (869,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable     $  239,510    $  25,996
 Principle payments on long term obligations    (91,250)    (347,672)
 Principle payments on lines of credit         (185,003)     (50,000)
 Proceeds from issuance of common stock            --             --
 Dividends paid                                 (42,705)     (42,705)
     Net cash used in financing activities      (79,448)    (414,381)

Net decrease in cash                         (1,238,683)  (1,488,437)

Cash, beginning of period                     1,684,422    3,112,575

Cash, end of period                         $   445,739  $ 1,624,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest  $    56,078  $    89,824

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



                            THE QUIZNO'S CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                         Convertible                       Additional
                      Preferred  Stock    Common  Stock     Paid-In  Accumulated
                     Shares      Amount  Shares   Amount    Capital     Deficit
Balances at
 January 1, 1995    146,000   $    146 2,860,000  $ 2,860 $3,339,495  $(684,964)

Issuance of common
 stock in exchange
 for general
 partnership
 interest               --         --      2,500        3      9,997       --

Purchase price
 paid for Quiz
 One Limited
 Partnership
 general partner's
 interest over
 historical book
 value (goodwill)       --         --         --       --    (10,000)       --

Issuance of common
 stock pursuant to
 employee benefit
 plan                   --         --       2,257       2      7,803        --

Preferred stock
 dividends              --         --          --       --   (56,940)       --

Net loss                --         --          --       --       --    (291,572)

Balances at
 December 31, 1995   146,000      146   2,864,757    2,865  3,290,355  (976,536)

Preferred stock
  dividends             --         --           --      --    (42,705)       --

Net loss                --         --           --      --       --    (432,833)

Balances at
 Sept. 30, 1996    146,000  $    146   2,864,757  $2,865 $3,247,650 $(1,409,369)

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

                    THE QUIZNO'S CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)


                           Three Months          Nine Months
                       Ended September 30,    Ended September 30,
                        1996         1995     1996         1995

 Restaurants open,
  beginning              128          81        105          66
 New restaurants opened   19          13         45          28
 Restaurants closed       (4)          -         (5)          -
 Restaurants closed,
  expected to reopen      (2)          -         (4)          -
 Restaurants open, end   141          94        141          94

 New franchises sold      92          12        146          29
 Initial franchise fees
   collected        $550,750    $230,000 $1,318,750    $555,500



                                          As of September 30,
                                         1996           1995
 Franchises sold, not open                156             61
 Area Directors                            60             36
 Company Stores                            10             10
 Stores held for resale                     -              -

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