Form 10KSB
period 1996-12-31
QUIZNOS CORP
filed 1997-03-31
CIK 915803

U.S. SECURITIES AND EXCHANGE
                   COMMISSION Washington, D.C. 20549
                             Form 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the Fiscal Year Ended December 31, 1996
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM  ________ TO __________

                  Commission File Number 000-23174

                       THE QUIZNO'S CORPORATION
      (Name of small business issuer as specified in its charter)

            Colorado                           84-1169286
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification No.)

  1099 18th Street, Suite 2850
        Denver, Colorado                        80202
(Address of Principal Executive officers)     (Zip Code)

                               (303) 291-0999
               (Issuer's telephone number including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock, $.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required
to file   such  reports),  and  (2)  has  been  subject  to  such
filing requirements for the past 90 days.  Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenue for its most recent fiscal year:
$7,486,495

The aggregate market value of the registrant's common stock held by
nonaffiliates  of      the  registrant as of March 17, 1997 was
approximately
$4,102,676 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 2,865,746 shares of registrant's common stock outstanding as of March 17, 1996.

Documents incorporated by reference: Portions of the registrant's Proxy Statement that will be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of stockholders are incorporated by reference in Part III of this Form 10-KSB. Transitional Small Business Disclosure Format (Check one): Yes [ ]
No [X]


                   This document contains __ pages.
               The Exhibit Index is located at page 27.



                       TABLE OF CONTENTS

                                                         Page

No. PART I

ITEM 1. Description of Business                            1

ITEM 2. Description of property                           15

ITEM 3. Legal proceedings                                 15

ITEM 14.Submission of matters to a vote of security
        holders                                           15

PART II

ITEM 5. Market for Common Equity and Related
        Stockholder Matters                               16

ITEM 6. Management's Discussion and Analysis or
        Plan of Operation                                 17

ITEM 7. Financial Statements                              26

ITEM  8.  Changes  in  and  Disagreements  with
          Accountants on Accounting and Financial
          Disclosure                                      26

PART III
ITEM  9.  Directors,  Executive Officers, Promoters  and
          Control Persons; Compliance
          with Section 16(A) of the Exchange Act          27

ITEM 10.  Executive Compensation                          27

ITEM 11.  Security Ownership of Certain Beneficial
          Owners and Management                           27

ITEM 12.  Certain Relationship s and Related
          Transactions                                    27

ITEM 13.  Exhibits and Reports on Form 8-K                27




                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Restaurants
         The  Company is engaged in franchising and, to a lesser
extent,   operating  quick  service  restaurants   ("QSR")   (the
"Restaurants") using the registered service mark "Quizno'sr" and the name "Quizno's Classic Subs." The Restaurants offer a menu of submarine style sandwiches, salads, soups, desserts and beverages, including "Classic Lite" selections of submarine sandwiches and salads designed for consumers who are looking for a low-fat, healthy alternative to typical fast food products.

          The  Company  believes  that the  submarine
sandwiches offered in the Restaurants are distinctive in the market for several reasons. Each submarine sandwich is prepared after the customer  orders  and  with  special  ingredients,  recipes
and
techniques.   These  ingredients,  recipes  and  techniques
are
controlled to provide uniformity of taste and quality among all of the Restaurants.

          One of the most important distinctions of the Quizno's sandwich product is that it is served to the customer warm. Each sandwich is prepared open face and run through a conveyor oven that toasts the bread, melts the cheese and enhances the flavors of the meats.

          The Company focuses on the quality of the ingredients contained in the food products it uses and requires that all of its specified ingredients, which are generally higher quality than those that other submarine sandwich shops use, be purchased from approved suppliers. The cheeses used in the Restaurants are all natural. The Italian style meats include a wine-cured Genoa salami, pepperoni and capicola, an Italian spiced ham.
The
turkey breast is real turkey breast.

          The  Restaurants  also  are  required  to  use
certain products  which  are prepared for the Company in
accordance  with proprietary  recipes  developed by the
Company.   Foremost  among these  is  Quizno's special recipe
soft baguette style bread and its red-wine based vinaigrette dressing used as a base on most of the sandwiches. In addition, the Restaurants use the Company's proprietary recipe tuna mix blend, garlic oil blend, and marinara sauce.

          The Restaurants' upscale decor is designed to convey an Italian deli ambiance and to match the upscale QSR market niche represented by the product. The typical Restaurant has a seating capacity of 20 to 60 customers at up to 30 tables.
Open kitchens allow  customers to watch as their sandwiches are prepared. The
decor package for the Restaurants includes framed reproductions of old Italian food product labels, hand-
painted Italian  style posters.   The  Italian theme is carried
through in standard red and green seating fixtures against a black and white ceramic tile floor. Real wood trim adds a rich warmth to the dining room not found in typical fast food dining environments.

          Besides a pleasant upscale environment for in-house dining, the Restaurants offer conveniently packaged meals for carry out to serve lunch time office workers and to serve the home meal replacement segment of the market.

          The recently developed Quizno's Express concept is designed to operate in spaces as small as 100 square feet yet with the same ambiance and decor as a traditional
Quizno's Restaurant.   Quizno's Express units offer a full
menu with an extensive variety of Quizno's sandwiches. Soups, salads and desserts are also available at Quizno's Express units. Quizno's Express units will typically share common area seating or may have very limited seating at
venues designed primarily for  take out.   By  the end of 1997,
the Company believes Quizno's Express units may represent as much as one third of all new Restaurants opened.

          Quizno's Restaurants were first opened in 1981 by the Company's predecessor. As of March 17, 1997, there were 165 Restaurants in operation, and agreements were in place for the opening of an additional 153 franchised Restaurants.

Concept and Strategy

          The  Company's  marketing strategy is to  position
the
Restaurants  between  fast  food and  full-service  dining.
The
Company believes that consumers are looking for a healthy and tasty alternative to typical fast foods; in particular, they are looking for an alternative to fast food hamburgers
and  fried foods.   At  the same time, the Company also
believes many busy families are looking for a more convenient and reasonably priced alternative to full-service dining. Quizno's offers all the convenience of typical fast food in terms of quick ticket times, affordability, and carry out and home meal replacement options, but with a fresh, tasty alternative to fast food products.
In
terms of full-service dining benefits, Quizno's offers more comfortable dining rooms than most fast food restaurant concepts as well as other dining options -- such as catering and delivery -- generally not available in the fast food arena.

          The   Company's  goal  is  to  build   a   strong
and
consistently  profitable nationwide chain  of  Restaurants.
The
primary  vehicle  for achieving the Company's planned  growth is
expected to be its Area Director marketing program. Under this program, the Company grants to an Area Director the right
to sell on  behalf                                           of
the Company Quizno's franchises  in  a  specified
market  area.   The  Area Director's agreement with  the
Company requires the Area Director, through the sale of
franchises  ,                                                to
open a specified number of Restaurants within a specified period of time.

          The  Company's revenues are derived from a  royalty
on
all  sales  at  franchised Restaurants, a per Restaurant
initial
franchise fee and fees collected from Area Directors for the grant of territorial Restaurant marketing rights. Franchisees and Area Directors pay fees to the Company only once in connection  with  execution  of  Franchise  Agreements  and
Area
Director  Marketing Agreements.  Royalties provide  a  long
term continuing
source  of  revenue.  Although the  Company  believes
there  are  a substantial number of viable Area Director
markets
remaining to be sold, revenue from the sale of Area Director rights are eventually expected to decline as the
number     of
remaining  exclusive areas available for sale to  Area
Directors declines.
However,  as  that source of revenue  declines  other
sources of revenue, such as franchise fees and royalties, are expected to increase as the number of franchised
Restaurants                                              in
operation  increases.  The royalty rate set in current
Franchise Agreements                                         is
6%; however, some franchisees operate under older agreements that set lower royalty rates at 4% or 5%.

          Due to the Company's unique quick service product, the Company believes that it is well positioned to fill a growing niche in the restaurant business that is developing between fast food and full-service dining. Quizno's concept also accommodates a variety of dining options from comfortable
in-house dining                                              to
lunchtime carryout to home meal replacement. In addition, the Company believes there to be an opportunity to earn a place as a market leader within the submarine sandwich segment of the food business. Where other more mature segments of the food business have five or more established chains with more than 1,000 units, the submarine sandwich segment currently only has two chains with more than 1,000 units, with the second largest chain having approximately 1,581 units. The Company's plan is to become the third largest submarine sandwich chain in 1997.

Area Director Marketing Agreements

          The Company offers to qualified candidates ("Area Directors") an exclusive area ("Exclusive Area") within
which      to
sell   franchised  Restaurants  pursuant  to  an  Area
Director
Marketing  Agreement.   The Area Director marketing  program
was
established by the Company in January 1993 and restructured in December of 1994. This program is designed to assist the Company in accelerating the marketing and sale of franchises and the selection of Restaurant locations in the Exclusive
Area.     Each
Exclusive Area is established with reference to "designated market areas" of local television broadcast stations as defined by the television broadcast industry. The Company's growth strategy clusters Restaurants in particular television markets in order to facilitate implementation of its advertising program.

          Upon   execution   of   the  Area  Director
Marketing
Agreement, the Area Director is required to pay the Company an Exclusive Area Development Fee equal to the total of the area population multiplied by five cents ($.035 prior to December 31, 1996, and $.03 prior to July 1996), plus a training fee of $15,000 ($10,000 prior to July 1996).
The population based portion of the fee is deemed fully earned by the Company when paid and is not refundable.

          Area Directors are required to market franchises for Restaurants to be located within the Exclusive Area.
The  Area
Director undertakes to open, through the sale of franchises , a specified number of franchised Restaurants within the Exclusive Area during the term of the Area Director Marketing Agreement. The Area Director Marketing Agreement does not grant the Area Director the exclusive right to market franchises or solicit franchisees in the Exclusive Area, but it does grant the Area Director the right to receive certain fees and royalties, described in more detail below, from all franchised Restaurants established in the Exclusive Area during the term of the Area Director Marketing Agreement. The Company reserves the right under the Area Director Marketing Agreement to market and sell franchises and to establish Company-owned Restaurants in an Exclusive Area.

          The Company as of March 17, 1997, had 63 Area
Directors whose territories cover approximately 55% of the population of the United States. The following is a list of the markets under development by Area Directors as of March 17, 1997.

Markets Under Development by Area Directors as of March 17,
1997

Alabama                     Illinois, Springfield       Ohio, Cleveland
Arizona, Tucson             Indiana                     Ohio, Columbus
Arizona, Phoenix            Iowa                        Oregon, Portland
British Columbia            Kansas                      Oregon, Eugene/Medford
California, Los Angeles
 Cnty/Ventura Cnty          Kentucky, Louisville        Pennsylvania, Pittsburgh
                                                         (Partial)
California, San Diego       Kentucky, Lexington         S. Dakota, Rapid City
California, Orange County   Kentucky, Bowling Green     S. Dakota, Sioux Falls
California, Contra Costa
 County                     Louisiana, Lake Charles     Tennessee, Nashville
California Sacramento       Louisiana, Shreveport       Tennessee, Knoxville
California, Santa Carla/
 San Mateo                  Louisiana, Alexandria       Texas, Dallas/Ft. Worth
California, Riverside       Louisiana, Baton Rouge      Texas, Austin
 County/San Bernadino Cnty  Louisiana, New Orleans      Texas, El Paso
California, Solano County   Michigan                    Texas, San Antonio
California, Santa Barbara   Minnesota, Minneapolis/     Texas, Waco
                             St. Paul
Colorado, Old               Minnesota, Mankato          Texas, Houston
Colorado, New               Minnesota, Rochester        Utah
Connecticut                 Missouri, St. Louis         Virginia
Florida, Jacksonville       Missouri, Kansas City       Washington, Seattle
Florida, Orlando            Montana                     Washington, Spokane
Florida, St. Petersburg     Nebraska, Omaha             Washington, Yakima
Florida, West Palm Beach    Nebraska, Hastings/Kearney  Wisconsin, Milwaukee
Georgia, Atlanta            New Mexico                  Wisconsin, Madison
Georgia, Savannah           Nevada                      Wisconsin, Wausau
Idaho                       N. Carolina, Raleigh/Durham Wisconsin, La Crosse
Illinois, Chicago           N. Carolina, Greensboro     Wyoming, Casper
Illinois, Rockford          North Dakota                Wyoming, Cheyenne
Illinois, Peoria            Ohio, Cincinnati



          The  Area  Director Marketing Agreements set
increasing "Minimum Performance Levels" that require the Area Director to sell and open a specified number of franchised Restaurants in each year during the term of the Area Director Marketing Agreement.
There  can be no assurance that each  Area  Director
will fulfill his or her obligation to sell and open the number of Restaurants constituting the Minimum Performance Level for a year or any number of years. At any given time, some Area Directors may be ahead of schedule while others may be behind. Delays in the sale and opening of Restaurants can occur for many reasons, including, but not limited to, delays in the selection or acquisition of an appropriate location for the Restaurant and delays in the build-out of the Restaurant site. The failure on the part of an Area Director to sell and open Restaurants as required by the Area Director Marketing Agreement enables the Company to terminate the Area Director Marketing Agreement, but does not grant the Company any other remedies against the Area Director. Termination of an Area Director Marketing Agreement for failure to meet Minimum Performance Levels does enable the Company to engage a new Area Director for the relevant
market area.   In  its planning, the Company has allowed for  a
certain percentage of Area Directors who will not meet their development schedule.

          Most Area Directors are required to maintain an office within the Exclusive Area. In addition, through a required monthly minimum marketing expenditure, the Area Director is required to actively promote the sale of Company franchises within the Exclusive Area. The Area
Director  is  required  to visit   with   prospective
franchisees  and  refer   appropriate locations for franchised
Restaurants within the Exclusive Area to the  Company  for
consideration.   The  Area  Director  is  also required to
perform monthly quality assurance inspections of the units in its area and assist franchisees within its area in opening. The Company's franchise sales materials are made available to the Area Director.

          The   Area  Director  receives  compensation  for
the
services provided under the Area Director Marketing Agreement in the form of a commission equal to 40% of the royalty fees collected by the Company from each franchised Restaurant within the Exclusive Area opened and operated during the term of the Area Director Marketing Agreement. The Area Director is entitled to receive commissions for a period of 15 years following the opening of each franchised Restaurant. Upon the expiration of the Area Director Marketing Agreement, the commission is reduced to 1% for the remainder of the 15 years. This approach rewards the Area Director for selecting higher quality franchisees and higher quality locations while discouraging the Area Director from selecting locations
that  are  too  close  together.   In addition
to the foregoing, the Area Director is entitled to receive a commission of 50% of the initial fee paid to the Company for each franchise sold within the Exclusive Area.

          The Company has a program under which it will finance up to 50% of the Area Director Marketing Fees for  certain approved
Area  Director candidates who have the  experience  and
skill requirement sought by the Company for its Area Directors, but do not have sufficient cash to pay the fee in full. The Area Director is required to personally sign a promissory note due the Company for the amount financed, which will bear interest at 15% per year and be repaid in monthly installments over five years. The promissory note is secured by the Area Director Marketing Agreement and by other collateral unrelated to the business, typically a second
mortgage in the Area Director's  home.                  The
amount of financing available under this program is limited on both a per transaction and in total basis.

Franchise Program

          The   Company  authorizes  individuals  and
companies
("Franchisees" or "Owners") to establish and operate Restaurants at an approved location pursuant to the terms of a Franchise Agreement. Under the Franchise Agreement, the Company undertakes to perform or have performed certain services with respect to the opening and operation of a Restaurant. In connection with the opening of a Restaurant, those services include (i) review and approval
of the proposed Restaurant location, (ii)   review  and
approval    of    construction   plans   for   the
Restaurant,
(iii) identification of sources of supply for items which are ordinarily necessary to operate a Restaurant, (iv) an operations manual providing detailed instructions with respect to operation of the Restaurant, (v) training with respect to the Company's method of operations, including operating
procedures,   food preparation techniques, controls, promotion
programs,  management and  public  relations, and (vi) pre-
opening  assistance.   After opening of the Restaurant, the
Company provides continuing advice and consultation with respect to operation of the Restaurant as well as
oversight  of  such  operations  to  assure  that       the
Restaurant conforms to the Company's standards and requirements.

          The Company offers its franchise at a reduced fee for smaller locations where the Quizno's Restaurant will be operated in conjunction with another business operated by the Owner ("Quizno's Express"). Examples of such locations are convenience and gasoline stations, sports facilities, hospitals, college campuses, etc.

          Upon execution of the current Franchise Agreement, the Franchisee is required to pay the Company an initial fee of $20,000 for the first franchise agreement, $15,000 for the second, and $10,000 for the third and any additional
franchise agreement.   The initial fee for Quizno's Express
franchises  are $10,000,
$7,500 and $5,000, respectively.    The Owner  is  also
required under the current Franchise Agreement to pay the Company a continuing royalty fee of 6% of the Owner's gross sales (8% for Quizno's Express franchise). Franchise Agreements executed from 1991 to
1994 provided for a 5% royalty, and franchise agreement executed prior to 1991 provided for a 4% royalty fee.
Gross
sales is defined as all sales, whether on credit or for cash but excluding discounts, coupons and employee meals, and all revenues from any source caused by the operation of the Restaurant, whether directly or indirectly relating to the operation thereof. Sales tax and any other state or federal tax which is collected by the Owner from customers and remitted to any government agency are deducted from gross sales prior to calculation of the royalty payment.
The Owner is also required under the current Franchise Agreement to pay an advertising fee to the Company in an amount equal to 1% of the Franchisee's gross sales, which fees are used by the Company for advertising, marketing, and public relations programs and materials to enhance and build the image and goodwill of the Quizno's system. There are certain other fees that must be paid by the Franchisee to the Company in order to reimburse the Company for costs incurred in connection with the establishment of a Restaurant. The total average cost to a Franchisee for opening a Restaurant ranges between $129,500 and $194,500, including funds to cover the initial franchise fee, with most of the variation attributable to differences in the costs of leasehold improvements for the Restaurant. The average cost for a Quizno's Express unit is between $40,000 and $80,000.

          The Company is an approved franchise with The Money Store Investment Corporation. As an approved franchise, Quizno's Owners may obtain SBA guaranteed loans from The Money Store for up to 70% of the total cost to open a restaurant. The loans are repaid over ten years with interest a prime plus 2.75%. Owners may be prequalified and, generally, will not
be  required                                                 to
collateralize the loans with assets unrelated to the business.

          The Company has developed certain items, such as bread and dressings for salads and sandwiches, which are prepared for use in the Restaurants based upon recipes developed by the Company and which are provided to Owners under the private label "Quizno's." The Owner is required to purchase those items from specified vendors for sale and use in the Restaurant.
The
Franchise Agreement also requires the Owner to acquire specified equipment and inventory, to establish and maintain specified signage and to operate the Restaurant in accordance with the standards and requirements outlined in the Company's operations manual.

          The Company has entered into an agreement with a national food products distributor that allows Owners to
obtain meat   products,  produce  and  other  food  and  non-
food items necessary for operation of franchised Restaurants at prices more favorable than those that could be obtained by individual Owners. All of the purchasing of the ingredients for the food products offered in the Restaurants is done centrally by the Company which allows for better quality
control by the Company.   Each  Owner then contacts the
distributor directly to obtain the items needed for   the
Owner's  Restaurant,  which  are  delivered   by
the
distributor.   The distributor bills the Owner directly  for
all
items  ordered.   If  the national food products  distributor
no
longer provided this service to the Company and its franchisees, the Company believes adequate alternative services would be available to it without a significant increase in costs.

          The  Company retains the right to approve the terms
of
the  Owner's  lease.   A law firm selected by  the  Company
must review the lease as part of the approval process. The cost for review of the lease by the lawyer selected by the
Company are                                                  at
the expense of the Owner.

          The Owner, or person designated by the Owner and approved by the Company, is required to devote his or her full time, attention and efforts to the performance of the Owner's duties under the Franchise Agreement relating to the operation of the Restaurant. The Owner agrees in the Franchise Agreement to use his or her best efforts to produce maximum volume of
gross sales  in  the  Restaurant.   The  Restaurant  must  be
operated continuously on such days and during such minimum hours as are required by the Company, unless restricted by Owner's lease or other rules applicable to the Restaurant.

          The Owner agrees to maintain books and records for the Restaurant in accordance with the requirements and specifications set forth from time to time by the Company. The Franchisee is required by the Franchise Agreement to be responsible for submitting all required reports to the Company when and in the manner or format required by the Company.

          In order to provide for proper financial tracking and planning for Owners, the Company began providing a restaurant bookkeeping service to its Restaurant Owners in
1994.   This
service is intended to assure the Owners have accurate financial records as well as to allow the Company to
keep  accurate systemwide  statistics.   Franchise  agreements
executed   after February 10, 1995, require Owners to use this
bookkeeping service for the first year of operations for the Owner's first unit for a fee of $350 per month. This service provides for a revenue source from franchised restaurants and is expected to become profitable as the number of Restaurants serviced increases.

          The   Owner   must  submit  copies  of   all
proposed
advertising or promotional materials for approval by the
Company prior to use.  The Company must give its written
approval to  any advertising  or  promotional  materials
before  the   Owner   is authorized to use such materials.

          The  Company expects that Restaurants operating
within its   franchise   system  will  emphasize   quality
"submarine" sandwiches. In order to satisfy customer expectations regarding menus and service, the Company requires substantial uniformity among all Restaurants. All Restaurants must conform to the decor and menu specifications of the Company. The Owner is not allowed to sell any goods or services at a Restaurant other than those goods and services specified by the Company.

Franchise Marketing Programs

          In order to facilitate the marketing and sale of franchised Restaurants, the Company devotes resources, national print media, sales staff, marketing materials, and participation in trade shows. In addition, the Company has several specific programs to market its franchise, which are discussed below.

          Discovery  Day.   Discovery Day  is  a  day-long
event regularly scheduled in Denver to introduce potential
Owners  from throughout the country to the Quizno's concept.

          Toll Free Phone Line. The Company has installed a toll free phone line (1-800-DELI-SUBS) which rings directly into the Franchise Sales Department. The information is entered into a data base of prospective Owner inquiries and an informational package mailed to the caller.

          Open  Houses.   The Company has an ongoing  program
of hosting open houses throughout the country in conjunction with its Area Directors. Individuals who have expressed an interest in the Company's franchise are invited to open houses.

          Computerized  Data  Base of Franchise  Inquiries.
The
Company has installed a computer network within its Franchise
Sales Department for the purpose of organizing, managing, and tracking individuals who inquire about the Company's franchise.

          National   Advertising.   The  Company   continues
to advertise for new franchisees on a regular and consistent basis in national, regional and local publications.
Company Owned Restaurants

          The Company currently owns and operates eleven
Quizno's Restaurants,  ten  located in the Denver  area  and
one  in  the Detroit  area.   The  Company may develop or
acquire  additional Quizno's Restaurants.

          The Company does not expect to add a significant number of new Company owned Restaurants. From time to time it may develop or acquire Restaurants when and if desirable
locations or franchised  Restaurants become available.   The
Company expects virtually all of its growth in the foreseeable future to result from the development of franchised Restaurants.

          In addition, the Company has in the past and may in the future acquire or takeover franchised Restaurants that the franchisee has been unable to operate successfully for reasons unrelated to the location or the market. In such cases, the Company will typically operate the Restaurant, make any required improvements and repairs, re-staff, begin local store marketing, and ultimately transfer the Restaurant to a new qualified owner. Occasionally the Company may incur short term losses in such cases. However, the royalty stream provided over the long term by the new owner will normally offset or exceed any such losses.

          The Company continues to believe that the ownership and management of Company owned stores is important as a base for research and development efforts, training, and maintaining a thorough first-hand knowledge of the business it franchises.

Advertising

          Quizno's advertising staff, in conjunction with its advertising agency, is developing advertising campaigns for use at all levels to support consumer sales in all of its locations. The 1% of sales advertising fees paid to the Company by Owners goes into a "national" fund to be used to develop advertising to attract customers to the Restaurants
and to create awareness  of the   Quizno's  brand  image.
Campaigns  developed  using   the "national"  fund  are created
with television,  radio  and  print elements, which are
available to each local Quizno's market.   To date,  television
and radio buys have only occurred on an individual market basis. Regional or network media buys will be investigated and reviewed as Restaurant distribution increases.

          Each    Restaurant,   except   for   Quizno's
Express Restaurants, is required to spend another 3% of sales for local advertising or promotions. Funds may be used to purchase media schedules for Company produced TV, radio, print ads, or any other approved media. A limited number of markets with a concentration of restaurants have formed separate advertising cooperatives which coincide with the area of dominant influence of local television broadcast stations. These cooperatives pool their advertising fees to jointly purchase media.

          Consumer advertising chain wide also is funded by a vendor program in which marketing funds are solicited by the Company from vendors on behalf of all Restaurants once a year. These funds are used to support "national" marketing fund programs which benefit all Restaurants. The vendor payments are voluntary by the vendors and there is no guarantee or assurance that such funds will continue to be available in the future.
          In   addition  to  Company  advertising  support,
each Restaurant   pursues   local  marketing   strategies,
such   as distribution of coupons and fliers in the immediate
area  of  the Restaurant  and  point  of  sale  materials
displayed   in
the
Restaurant.  Several local marketing programs have been
developed by   the  Company's  advertising  staff  and  made
available  to individual Restaurants.

New Programs

          The  Company  has,  and will continue  to  develop
new programs   that  will  augment  its  Restaurant  operations
and
facilitate the marketing of new franchised Restaurants.

          Corporate Organizational Chart. The Company continues to strive to improve the Restaurant chain and its franchising organization. Early in 1996, the Company took another major step in its national growth plan by dividing the corporate staff into two divisions -- one specifically focused on Franchise Support Services and the other on Franchise Development. Clearly defined goals of making Quizno's Owners successful for the Franchise Support division and of bringing new markets to critical mass quickly for the Franchise Development division, have been identified to help implement the key strategies of making Quizno's Owners successful and of bringing new markets to critical mass quickly.

          In 1997, J. Eric Lawrence joined the Board of Directors of the Company bringing an extensive background in retail and restaurant industries along with a solid financial acumen. He is a general partner at Retail & Restaurant Growth Capital, L.P., ("RRGC") a private investment
partnership that loaned the Company $2   million  in  December,
1996.   RRGC's  partners  have  been affiliated  with  Grandy's
Restaurants, On The Border, Spaghetti Warehouse, Canyon Cafe, and other retailers. Mr. Lawrence is a CPA formerly with Arthur Andersen & Co. and Strategic Retail Ventures, Inc.

          Co-Branding. In 1997, the Company will investigate and may solicit co-branding opportunities with other food service retailers offering products that are compatible with
the Quizno's menu.   The Company will look for co-branding
partners that offer products that can enhance the Company's existing menu, produce increased traffic through the
Company's  units,  or   provide products that will increase
sales during the evening and  morning day-parts.

          Quizno's  Express  Units.  While the Company
continues its  aggressive  efforts  to  expand into
traditional  sites  in markets across the U.S. and in Canada,
the Company simultaneously has   adapted  its  concept  to
take  advantage  of   the   many opportunities in the growing
"express" market areas.

          These venues include gas and convenience stores, sports stadiums, hospitals and schools, among others. The Company has opened express-type concessions at Denver's Coors
Field baseball stadium,   Denver  International  Airport,
Albuquerque Airport, several convenience and gas stores, and has under development two units in health care facilities.

          Additionally, the Company developed a prototype kiosk which can be installed in express venues in a short time at a cost of approximately $40,000 to $80,000, including the franchise fee, working capital, equipment and construction.

          Regionalization. In 1996, the Company placed regional representatives who are responsible to implement and manage the Franchise Support function in four geographic regions of the U.S. The regional representatives are based in their respective markets, allowing the Company to be more efficient with regard to travel costs as it adds Restaurants throughout the country.

          Turnkey  Program.   In  1997,  the  Company  plans
to
implement a "turnkey" development program funded from a portion of the proceeds of the $2 million debt financing
completed  in December,  1996.   Under the turnkey program,
the Company will target specific areas, locations, or types of locations where it will select sites, negotiate and sign
leases, fully construct and equip   a  Quizno's  Restaurant,
and then sell the completed Restaurant to an approved franchisee.

          The Company will utilize its own funds to lease,
build, equip,  and  furnish each turnkey Restaurant.   Upon
completion, each turnkey Restaurant will be sold to a franchisee for the Company's total development costs plus an initial franchise fee and a development fee. The Company
will not offer financing but believes   that  long  term
financing  will  be   available
to
franchisees for up to 70% of the total cost from traditional small business lenders, including those who currently provide financing to Quizno's Owners.

          The Company expects this program will accelerate the number of new Restaurants the Company can open each year. Because the Company does not intend to provide financing, the cash required for each turnkey unit will be invested only for the development period of three to six months, after which the funds can be put to use for the next turnkey Restaurant. The Company has sufficient funds allocated for this program so that multiple turnkey units can be under development at the same time.

          Additional  advantages  the Company  believes  it
will realize  are:   (1) quicker sales due to the elimination
of  the Owner's  responsibility  to  find and  develop  a
location,  (2) increased   development  fee  and  franchise
fee  revenue,
(3)
increased royalty revenue, (4) potential for increased average unit sales resulting from the development of high volume shopping mall units, and (5) lower costs for area director sales and royalty commission expense.

          Shopping Mall Development. The Company is committed to increasing its shopping mall food court developments in 1997. In preparation for building this into a national venue for Quizno's, a new prototype food court design was developed, built and opened in Austin, Texas, in the first quarter of 1996.

Competition

          Restaurant  Operations.   The  restaurant  industry
is highly competitive with respect to price, service, food quality and location, and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the
Company.   Presented  below  is numerical  information with
respect to these  competitors.   This information was obtained
from the Nation's Restaurant News, April 29, 1996 (NRN Top 100
Market Share).

          The Company competes in the sandwich segment of the fast food industry, an industry long dominated by hamburger
chains.    Subwayr,  the  nation's  largest  submarine
sandwich
restaurant chain, has grown significantly in recent years and
has a      total  of  10,093  units  open at December  31,
1995  .   The
expansion of Subwayr has drawn attention to submarine sandwiches, during a time of growing concern relating to beef and fried foods. Despite the growth of Subwayr, its sales revenue makes up less than 5.53% of the total sales
revenue of  the  18  largest sandwich   chains.
The  Company  believes  that  the  submarine
sandwich segment is underdeveloped, and that demand for submarine style sandwiches will continue to grow. Blimpier, the second largest submarine sandwich chain had only 1,581
units opened  at June  30,  1996.   Most  of the other
submarine sandwich chains currently have less than 150 units each or are primarily concentrated in their home
markets, e.g.., Miami Subsr (Florida), Cousinsr    (Wisconsin),
Togosr   (California)   and   Tubby'sr (Michigan).

          The  Company's  major competitors, including
Blimpier, have followed Subwayr closely in the style and quality of the product, creating very little, if any,
differentiation   in  the market.
Subwayr offers a low-cost product in a fast food style restaurant with limited seating. The Company has positioned the Restaurants between the traditional fast food restaurant style of its submarine sandwich competitors and full-service dining, and has focused on higher quality food products, to
distinguish  the Restaurants   from
their   competitors.    See,   "Business   -
Restaurants."

          The top 18 sandwich chains have $47 billion in annual sales, with 57,294 restaurant units. Subwayr and Blimpier are the only sub sandwich chains found in the top 18, with total systemwide sales of $2.6 billion and $341 million respectively, among 10,093 and 1,581 units respectively. The size of the sub sandwich market continued to grow through 1995, the last year for which numbers are available, primarily as a result of a decrease in the burger market share.

  MARKET SHARE(1)

                            1991       1992      1993      1994     1995
Submarine sandwiches        3.54%      4.54%     5.19%     5.71%    6.89%
Burgers                    84.10%     81.52%    80.23%    80.07%   79.15%

(1)  Source:   Nation's Restaurant News, August 7, 1995 (NRN
     Top 100 Market Share). Market Share Numbers are derived by totaling the Market Share Numbers of Sub-dominated Chains and Burger-dominated Chains, each expressed as a percentage of the Top 18 Sandwich Chain Market Share.



LEADING BURGER AND SUBMARINE CHAINS WITH AT LEAST 600 UNITS


 Burger Chains        No. of Units        Sub Chains        No. of Units

McDonald's              11,368             Subway              10,093
Burger King              6,492             Blimpie              1,581
Dairy Queen              5,000
Wendy's                  4,197
Hardee's                 3,395
Sonic                    1,464
Jack-in-the-Box          1,231
Carls Jr.                  633

TOTAL                   33,780                                 11,674

          Certain Factors Affecting the Restaurant Industry. The Company will be required to respond to various factors
affecting the   restaurant   industry,  including   changes
in        consumer
preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs and national, regional and local economic conditions, and issues of food safety. A number of fast food restaurant companies have recently been experiencing flattening growth rates, customer counts, and declines in average sales per
restaurant, in response  to  which certain               of
such   companies  have  adopted  "value
pricing"
strategies.   Such  strategies could have the effect  of
drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors, including the Company, which do attempt to match competitors' price reductions.

          Franchise  Competition.  In addition to its
Restaurant operations, the Company competes with fast food chains, major restaurant chains and other franchisors for
franchisees.   Many franchisors,  including  those in the
restaurant industry, have greater market recognition and greater financial, marketing and human resources than the Company. The Company believes that it can compete successfully for franchisees for several reasons. The royalties charged by the Company tend to be lower than those of its major submarine sandwich competitors. The total cost of opening a Quizno's Restaurant tends to be lower than that
of hamburger   fast   food  and  full-service  dining
restaurants. Finally, the ambiance of Quizno's Restaurants offers a Franchisee a pride in ownership that is unique to the Quizno's concept.

Government Regulations

          The  Company  is  subject to Federal  Trade
Commission ("FTC") regulation and several state laws which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee
relationship.    The   FTC's   rule
on
franchising (the "FTC Rule") requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule.

          State  laws  that  regulate  the  offer  and  sale
of
franchises  and the franchisor-franchisee relationship
presently exist  in  a  substantial  number of  states.   State
laws that regulate the offer and sale of franchises require registration of the franchise offering with state
authorities.   Those  that regulate   the  franchise
relationship  generally  require the
franchisor  to deal with its franchisees in good faith,
prohibit interference   with   the   right  of  free
association   among franchisees, limit the imposition of
standards of performance on a franchisee and regulate discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions have not had a significant effect on the Company's franchise operations. The Company is not aware of any pending franchise legislation which in its view is likely to affect significantly the operations of the Company. The Company believes that its operations comply in all material respects with the FTC Rule and the applicable state franchise laws.

          Each franchised Restaurant, and each Company-owned Restaurant, is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which the Restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of
a new Restaurant  in  a particular  area.   The Company is
subject to federal and state environmental regulations, but these have not had a material effect on the Company's operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of a new Restaurant in a particular area.

          The Company is also subject to state and federal labor laws that govern its relationship with its employees, such as minimum wage requirements, overtime, working conditions and citizenship requirements. Significant numbers of food service and preparation personnel are paid at rates governed by the federal minimum wage. Accordingly, increases in the benefits under any of these laws would increase labor costs to the Company and its franchisees.


Trademarks

          The Company presently owns the following trademarks or service marks, most of which are registered on the Principal Register of the United States Patent and Trademark Office: "QUIZNO'S" service mark, Registration Number 1,317,420 (January 29, 1985); "QUIZNO'S" service mark,
Registration Number 1,317,421 (January   29,   1985);
"QUIZNO'S  &  Design",   service   mark, Registration Number
1,716,834 (September 15, 1992) and "QUIZNO'S CLASSIC SUBS EXPRESS" service mark for which an application was filed on May 20, 1996 ("Express Mark") (application number
75/106989).   The service marks have not been registered  in
any state.

Employees

          As of December 31, 1996, the Company employed 39 fulltime employees and one part-time employee, at its headquarters in Denver, Colorado. In addition, the Company employed 20 full-time and 45 part-time employees in its Company-owned Restaurants. The Company's employees are not covered by any collective bargaining agreement and management believes its employee relations are excellent.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company leases its headquarter's office space of 7,462 square feet at 1099 18th Street, Suite 2850,
Denver, Colorado.   The Company leased the premises for each
of  the  11 Company-owned  and  operated Restaurants at March
17,  1997,  as follows:

1.   8081 E. Orchard Rd., #67      Greenwood Village, CO 80111  3,166 sq. feet
2.   2875 Pearl St., Unit A        Boulder, CO 80301            2,450 sq. feet
3.   760 S. Colorado Blvd., Unit 1 Glendale, CO 80222           2,855 sq. feet
4.   1275 Grant Street             Denver, CO 80203             1,400 sq. feet
5.   37012 Van Dyke Avenue         Sterling Heights, MI 48312   1,500 sq. feet
6.   1660 Lincoln Street           Denver, CO  80264            2,490 sq. feet
7.   10450 West Colfax             Lakewood, CO  80215          1,992 sq. feet
8.   4495 North Washington         Denver, CO  80216            1,903 sq. feet
9.   Coors Field                   Denver, CO  80205            429 sq. feet
10   5102 S. Broadway (1)          Englewood, CO 80110          2,000 sq. feet
11   999 18th St., Suite 136       Denver, CO 80202             1,360 sq. feet

(1)  Stores held for resale


ITEM 3.   LEGAL PROCEEDINGS

          From   time  to  time,  the  Company  is  involved
in
litigation and proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security
holders of the Company during the fourth quarter of its fiscal
year ended December 31,     1996.
                            PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED
STOCKHOLDER
          MATTERS

          The Company's Common Stock is traded in the NASDAQ Small-Cap Issues Market under the symbol "QUIZ." The following table shows high asked and low bid price information for each quarter in the last two calendar years as reported by NASDAQ. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. On March 17, 1997, the stock closed at $2.94 bid, $3.13 asked.

Fiscal Year Ended December 31, 1995


                                                        Last
                        High            Low             Trade
First Quarter          $4.50           $3.31           $3.31
Second Quarter         $3.33           $2.75           $3.63
Third Quarter          $4.50           $3.25           $3.50
Fourth Quarter         $4.25           $3.38           $3.63


Fiscal Year Ended December 31, 1996


                                                        Last
                        High            Low             Trade

First Quarter          $4.13           $3.38           $3.63
Second Quarter         $3.75           $2.88           $3.13
Third Quarter          $3.50           $2.63           $3.50
Fourth Quarter         $4.38           $3.00           $3.13

          There were approximately 115 holders of record (and approximately 850 beneficial owners) of the Company's
Common Stock   as   of  March  17,               1997.   The
first  number  includes
shareholders of record who hold stock for the benefit of others.

          The Company does not expect to pay any dividends on its Common Stock in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital.

          During 1996, the following securities were sold by the Company without registration with the Securities and Exchange Commission pursuant to the exemption noted:


  Securities                                             Exemptions
     Sold     Date         Amount        Purchasers        Claimed

Senior        12/31/96   $1,155,825.70   1 institutional   Section 4(2)
Subordinate              (convertible      investor        and
                         into 372,847                      Regulation D
                         shares of Company
                         stock at $3.10 per
                         share for a period
                         of up to eight years,
                         subject to adjustment)



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

Overview

          For   1996   the  Company  had  income  from
franchise operations of $19,866 and income from Company owned store operations of $86,834, less other charges totaling $1,125,667, resulting in a loss for the year of $1,018,968. Other charges include the costs of new programs introduced in 1996, research and development, amounts reserved in 1996 for future potential costs, depreciation and amortization expense, interest expense, and certain other cost, which are discussed in more detail below.

          In 1996 the Company enjoyed record growth while, at the same time, investing in several programs for the sole purpose of accelerating its growth in years beyond 1996.
These programs are expected   to  significantly  increase  the
number of Quizno's Restaurants, the number of area directors, and the economic performance of existing and future Restaurants in 1997 and beyond. However, the costs incurred and expensed in 1996 related to these efforts alone exceeded the Company's net income from its core franchise and Company owned store operations. Nevertheless, management believes that its investment in these programs will result in returns and additional shareholder value over the next few years that will offset the costs incurred in 1996.

          Additionally in 1996, management evaluated certain assets of the Company and other potential risks to which the Company has exposure. Management's evaluation was made on the basis of current information, including certain factors effecting the industry in general, other factors relating to the  Company,
specific   franchisees,   and  specific   Quizno's
Restaurants. Management determined that reserves should be established for amounts due the Company by specific franchisees whose business or financial condition had been adversely impacted in 1996 (see following table). These reserves recorded in 1996, along with a reserve for a potentially adverse claim made by one area director, represented significant expenses in 1996 in relation to the Company's net income from its franchise and Company owned store operations. Although the recording of such reserves is a normal business practice and, to a much lesser extent, will likely recur in future periods, management does not currently expect a recurrence of such charges in the same magnitude as a percentage of revenue in future periods.

          The  following is a summary of the Company  net
income from                   franchise operations, Company
store operations,  and  other
charges for the last three years:


                                 1996          1995           1994
Franchise Operations:
  Revenue                    $ 4,574,603   $ 3,375,372    $1,849,739
  Expenses                    (4,554,737)   (3,045,505)   (2,218,691)
  Income (loss)                   19,866       329,867      (368,952)

Company Store Operations:
  Revenue                    $ 2,680,521   $ 3,011,195    $  603,485
  Expenses                    (2,593,687)   (3,078,821)     (630,440)
  Income (loss)                   86,834       (67,626)      (26,955)

Other Charges:
  New programs and research and
   development                  (217,321)      (10,564)         (954)
  Reserves against amounts
   due the Company              (224,063)      (13,780)      (15,182)
  Provision for litigation
   settlement, legal costs and
   settlement                   (134,500)           --           --
  Net loss related to stores held
   for  resale                   (76,442)      (120,439)    (326,889)
  Other                         (104,843)       (43,625)     175,000
  Depreciation  and
    amortization                (288,435)      (253,459)    (131,962)
  Interest expense               (80,063)      (111,946)     (58,137)
  Total                       (1,125,667)      (553,813)    (358,124)

Net  loss                    $(1,018,967)     $(291,572)   $(754,031)

          The Company's primary business is the franchising of Quizno's Restaurants. As a franchisor, revenue is derived from: (1) area director marketing fees, (2) initial franchise fees, and (3)
royalties paid by its Owners. Area director fees occur only once for each exclusive area sold. Although the Company believes there are a substantial number of markets remaining to be sold, eventually such fees are expected to decline as the number of remaining available markets declines. Initial franchise fees are one time fees paid upon the sale of a franchise and vary directly with the number of franchises the Company can sell and open. Royalties, on the other hand, are ongoing fees  paid  by  every franchised  restaurant and
increase as the number  of  franchised restaurants   increase.
Each  of  these  sources   of     revenue
contribute to the profitability of the Company, but the relative contribution of each source will vary as the Company matures. The Company expects that over time initial franchise fees and royalties will generate proportionately more revenue than area director marketing fees.

          The following chart reflects the Company's revenue growth by source and the Company's restaurants for the past three years:

                                  Year Ended December 31,
                               1996           1995              1994
Royalty  fees               $1,590,673    $1,046,329         $  779,249
Initial franchise fees       1,164,500       593,350            390,000
Area director fees           1,421,555     1,379,640            326,391
Other                          248,094       208,776            198,209
Interest                       149,781       147,277            155,890
Total franchise revenue      4,574,603     3,375,372          1,849,739
Sales by Company owned
 stores                      2,680,521     3,011,195            603,485
Sales by stores held for
 resale                        231,371       142,525            193,891
Total revenue               $7,486,495    $6,529,092         $2,647,115

Restaurants open, beginning        105            66                 40
New restaurants opened              67            39                 27
Restaurants closed                 (12)           --                 (1)
Restaurants closed, scheduled
 to reopen                          (4)           --                  --
Restaurant open, end               156           105                 66
New franchises sold                172            50                 37
Initial franchise fees
  collected                  1,743,846    $1,040,188           $710,000
Systemwide sales           $36 million   $26 million        $19 million
Average unit volume      $300,580  (1)      $322,000           $363,000
Same store sales (2) (3)      Down .2%      Down 7.3%            Up 4.1%

(1) Excludes non-traditional units located in convenience stores and gas stations, and includes only units open all of 1996.
(2) Same store sales for 1996 is based on 27 stores open all of 1995 and 1996. Stores which transferred ownership during this period, or were in substantial default of the franchise agreement at December 31, 1996, are excluded. In 1996 many
quick  service restaurant   chains  experienced  same  store
sales      declines.
Quizno's decrease is attributable in large part to the fact that included in the niix are the Company's top volume
stores                                                  in
Colorado  which have approached maturity after several  years of
growth.   In addition, some new stores in markets which  are
not yet built out to critical mass have come into the mix.
(3) Because the Company is and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as units are included from more start up markets. The Company will continue to concentrate on its overall rapid growth as a primary goal and to provide interpretation of same store sales changes from year to year. Results of Operations Comparison of Years Ended December 31, 1996 and 1995




          Franchise revenue increased 36% in 1996 to $4,574,603 from $3,375,372 in 1995. Total revenue increased 15% in
1996                                                    to
$7,486,495  from  $6,529,092  in  1995.   The  revenue
increase resulted from the following items, in order of impact: initial franchise fees, royalty fees, and area director fees.

           Royalty fees increased 52% to $1,590,673 from $1,046,329 in 1995. Royalty fees are a percentage of each Owner's sales paid to  the Company  weekly  or monthly and will increase as  new franchises open,  as  the average royalty percentage increases, and increase or  decrease based on average unit sales.  At
December  31,  1996 there were 147 franchises open as compared
to 96 at December  31, 1995.   The  royalty  was  increased  to
6%  for  all  franchise agreements entered into after February
10, 1995.  The royalty for Quizno's Express units is 8%.  The
Company has no immediate plans to further increase the royalty percent.

          The Company believes it is on track to reach a level of franchised units open in 1997 where royalty fees will begin to equal and then exceed its basic general and administrative expense.

          Initial franchise fees increased 96% in 1996 to $1,164,500 from $593,350 in 1995. Initial franchise fees are one time fees  paid by  Owners  at  the  time  the franchise is
purchased.   Initial franchise  fees are not recognized as
income until the period                                      in
which all of the Company's obligations relating to the sale
have been  substantially performed, which generally  occurs
when  the franchise  opens.   In 1996 the Company opened 67
franchises                                              as
compared  to 35 opened in 1995.  The Company's initial
franchise fee  has been $20,000 since 1994.  Owner's may
purchase a  second franchise  for  $15,000  and third and
subsequent  franchise  for $10,000.                     The
initial franchise fee for a Quizno's Express franchise is $10,000 for the first, $7,500 for the second, and $5,000 for the third and additional franchises purchased by the same Owner.

          For four months during 1996 the Company offered approved existing franchisees the right to purchase one additional franchise  for every currently effective franchise agreement for an initial  fee of $ 1,000.  All such franchises are
required to be open in 1997. The  Company sold 75 such
franchises, four of which were open                          as
of December 31, 1996.

           Initial franchise fees collected by the Company are recorded as deferred initial franchise fees until the related franchise opens.  Deferred initial franchise fees at December
31, 1996 were $1,575,471  and  represent 150 franchises sold
but  not  yet  in operation,   compared  to  $1,309,155  at
December   31,   1995 representing  66  franchises sold but
not  open.   Direct  costs related to the sale, primarily sales
commissions paid or due to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid and due at the time of opening with respect to initial franchise fees deferred at December
31, 1996 were $644,701 ($413,051 at December 31,  1995).
Approximately 50% of all initial franchisee fees received by the Company are paid to area directors for sales and opening commissions.


         Area Director Marketing Fees increased 3% in 1996 to $1,421,555 from $1,379,640 in 1995. Area director marketing fees are one time fees paid to the Company for the right to sell franchises in a designated, non-exclusive, area. The fee was $.03 per person in the designated area through June, 1996, $.035 from July, 1996 through December, 1996, and $.05
beginning April  1,  1997.                           In
addition, each area director is required to pay a training and equipment fee of $15,000 ($10,000 through June, 1996). The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In 1996, the Company sold 22 new area directorships including four existing area directors who purchased additional territory, as compared to 26 area directorships sold in 1995. At December 31, 1996, the Company had a total of 62 area directors who owned areas encompassing approximately 54% of the population of the United States.

         The Company offers area director applicants financing for up to 50% of the area director marketing fee. The amount financed  is required  to  be  paid to the Company in
installments  over  five years  at  15%  interest.  The
promissory  notes  are  personally signed  by  the  area
director and, depending  on  the  personal financial  strength of  area  director,  secured  by  collateral unrelated to the area directorship, usually a second mortgage  on the  area
director's home.  Of the 22 area directorships sold  in 1996, three used this financing for $99,604, representing 7%  of the
area director marketing fees recognized in     1996.  In 1995,
a
total of $208,594 was financed representing 15. 1 % of area director fee revenue.

           Other  revenue increased by 19% in 1996 to $248,094 from
$208,776 in  1995.   Other revenue is primarily bookkeeping
fees charged Owner's for whom the Company provided bookkeeping services. Since 1995 the Company's franchise agreement requires all new franchisees to utilize the Company's bookkeeping services for their first 12 months of operations. The fee per store is currently $350 per month. Bookkeeping fees were $189,055 in 1996 compared to $74,470 in 1995.

          Sales  and  royalty  commissions expense  increased  26  1  %
to $914,726  in  1996  from  $253,173 in 1995.   Sales  and
royalty commissions are amounts paid to the area directors of the Company under  its area director program implemented March,
1995.   Since this  program  was  not implemented until the end
of the first quarter of 1995, the related expenses for 1995 were small

         The Company's area directors receive commissions equal to 50% of the initial franchise fees and 40% of royalties received by the Company from franchise sold, opened, and operating in the area director's territory. In exchange for these payments, the area director is required to market and sell franchises, provide location selection assistance, provide opening assistance to new owners, and perform monthly quality control reviews at each franchise open in the area director's territory.

          Sales and royalty commissions expense will increase in direct proportion to initial franchise fee revenue and royalty revenue, and may ultimately reach 50% and 40% of such revenue  amounts, respectively.  The amount of sales and
royalty commission expense for  1996  was  33%  of the total for initial franchise  fee  and royalty  revenue because
certain operating franchises in Colorado open  prior to
October, 1995 are excluded from the area director royalty requirement until such time as the original franchise is sold or transferred.
The Company has, and expects it will continue to benefit from its area  director program, including the commission amounts paid to area directors, from both accelerated growth and a reduction in employee costs, travel costs, and other overhead  costs  the Company  would  incur  if it were required to  perform  the  area directors functions.
Advertising and promotion expense increased $160,135 to
$239,209 in   1996   from  $79,074.   Advertising  and
promotion expense represents national advertising of the Company's franchise opportunity combined with the costs of regularly scheduled orientation and discovery days for franchise and area director candidates.

           General and administrative expenses increased 25% to $3,400,802 in 1996 from $2,713,258 in 1995. General and administrative expenses  include  all the operating costs of
the  Company.                                  The
increase is primarily due to the addition of employees to
service the   rapidly  growing  network  of  Quizno's  owners
and      area
directors.   Although  general and administrative  expenses
will likely continue to increase as the Company grows, management expects the rate of increase to decline. In fact, general and administrative expense increases have fallen from 127% in 1994, 40% in 1995, to 25% in 1996.

The following is a summary of general and administrative expenses for 1996 and 1995:

                                               1996            1995
      Employee compensation, benefits,
       and related employee
       costs                               $1,860,540       $1,528,234
      Office rent and operating costs         353,921          239,554
      Out-sourced services and professional
       fees                                   637,298          459,338
      Travel                                  255,802          200,884
      Other                                   293,241          285,248
                   Total                   $3,400,802       $2,713,258

     The Company believes its general and administrative expenses are adequate and are not in excessive in relation to the size and growth of the Company.

     Sales by Company owned stores declined by 11% in 1996 to $2,680,521 from $3,011,195 in 1995. During 1996 the
Company operated  six stores for the full 12 months, one store for four months, and one Quizno's Express unit for six months at a baseball stadium, a total of 82 store operating months. In 1995, the Company had a total of 92 store
operating  months.   During
1996, the Company earned $86,834 at Company stores compared to a loss of $67,626 in 1995. At
December 31, 1996 and 1995 the Company had eight operating Company stores plus one store which operates only during baseball season.

     Direct retail advertising was $120,936 in 1996 and zero in 1995. Direct retail advertising was a one time cost for direct retail advertising on behalf of franchised stores. Retail advertising is paid for by the individual stores or, in certain markets, store advertising cooperatives, from the advertising amounts required to be spent under the terms of the franchise agreements. In 1996 the Company contributed additional funds to certain new markets in order to increase
sales and awareness in these markets quicker.   Prior  to  1996
the Company  had  not  made  any  such contribution  and  the
Company  has  no  plans  to   make                        such
contributions in 1997.

     Research and development was $17,295 in 1996 compared to
$10,564 in   1995.   Research  and  development  are  costs
incurred to research, test, and evaluate new concepts, products and menu items.

     Non-traditional development program expenses were $79,090 in 1996 and zero in 1995. In 1996 the Company formed and staffed a department for the purpose of developing a program to sell franchises and place Quizno's units in non-traditional locations such as airports, hospitals, convenience
stores and gas stations, sports   arenas,   etc.   The  new
non-traditional   development department  also  designed  the
Quizno's  Express  unit  for  the purpose  of  fitting into the
smaller locations typical  of  such venues.   The  costs of
starting up this program of $79,090 have been fully expensed in 1996, although the Company believes that the revenue provided from the royalties and franchise fees beginning in 1997 will exceed future operating costs and provide a source of profit for the Company.

     Sales by stores held for resale increased to $231,371 in 1996 compared to $142,525 in 1995. In 1996, the Company operated one store held for resale for six months, which store was sold to a franchisee in the first quarter of 1997, one store for two months sold to a franchisee in 1996, and one store for three months which was then closed in 1996. In 1995, the Company operated one store for seven months and one store for four months, both sold to franchisees in 1995.
At December 31, 1996, the Company operated one store held for resale, and none at December 31, 1995.

     The Company has in the past and may continue in the future to acquire or takeover franchised stores from Owners who have been unable to operate successfully for reasons unrelated
to  the location  or  the  market.   In  such  cases,  the
Company  will typically  operate the restaurant, make any
required improvements and   repairs,   re-staff,  begin  local
store  marketing,
and
ultimately  transfer  the restaurant to a  new  qualified
Owner. Occasionally the Company may in the future, as it has in the past, incur short term operating losses in cases where it takes over and remarkets a franchised store. However, the royalties paid over the long term by the new owner will normally offset or exceed such losses.

     Loss and expenses related to stores held for resale increased to $307,813 in 1996 compared to $262,964 in 1995. The 1996 expense includes $27,886 in expenses related to a closed store in Chicago sold to a franchisee and reopened in the first quarter of 1997.
The remaining expense for 1996 represents cost of sales, labor, and other operating costs incurred at stores temporarily held and operated by the Company. The 1995 expense includes a $35,000 provision for loss on a store in Detroit sold in January of 1996.

     Provision  for litigation settlement was $134,500  in  1996.
In
1995,  there  was  no provision for litigation  settlement.
The
amount includes $13,500 related to a settlement agreement reached in 1996 with a previous area director, which sum was paid in 1997, $95,000 reserved at December 31, 1996, and the direct legal costs associated with both claims.

     Provision for bad debts was $224,063 in 1996 compared to $13,780 in 1995. The 1996 expense includes an addition to the Company's reserves of $173,000 in the 4' quarter of 1996. The addition to the reserves was allocated $33,000 to accounts receivable and $140,000 to note receivable. The addition to the reserves was made on the basis of management's regular evaluation of accounts, notes receivable and payment performance.

     Other expenses were $104,843 in 1996 compared to $43,625 in 1995. The 1996 expense includes a one time loss on the sale of a store located in Missouri and sold by the Company to a franchisee in 1996, plus subleasing losses related to two stores previously owned by the Company and sold to franchisees. The 1995 expense is primarily subleasing losses.

Liquidity and Capital Resources

     Net cash used by operating activities was $410,964 in 1996 compared to cash provided by operating activities of $319,109 in 1995. The primary reason for the change from 1995 to 1996 is the 1996 loss which exceeded the 1995 loss by $727,396. The difference  between the net loss and the cash  used  or
provided from operations in both years is primarily due to the cash received from the sale of franchises not open at the
end  of  the year   and,                                  thus,
not  recorded  as  revenue,   and   non-cash
depreciation and amortization expense.

     Net  cash  used  in  investing activities was  $858,058  in
1996 compared  to  cash used by investing activities of
$1,027,190  in 1995.   Cash  used  by investing activities for
both years was primarily related to the acquisition or development of Company owned stores and stores held for resale, three in 1996 and four in 1995.

     Net cash provided by financing activities was $1,711,930 in 1996 compared to cash used by financing activities of
$569,124  in 1995.   The  amount  provided  in 1996  was
primarily from the proceeds of the convertible subordinated debt financing for $2 million completed in December 1996. During 1996, other debt was reduced by $113,381, preferred dividend of $56,940 paid, and loan costs of $117,749 incurred. The cash used in 1995 was all for the reduction of debt and the payment of preferred stock dividends.

     On December 31, 1996 the Company completed a debt financing for $2 million. The loan is payable interest only at 12.75%, $21,250 per month, through June 1998, interest and principal payments of $45,251 from July 1998 through November 2001, and a final balloon payments of $783,060 on December 31, 2001. Any outstanding balance on the loan is due in full if the Company has a secondary public offering of its stock. In connection with the loan, the lender has the right to purchase 372,847 shares of the Company's common stock for $3.
10 per share.

     The proceeds of the loan are directed to be used $1,150,000 for a "turn key" development program, or a similar program resulting in the opening of additional Quizno's units, $400,564 to pay off existing debt outstanding at December
31, 1996, $80,000 for costs related to the financing, and $369,436 available for working capital.

     A "turn key" program is planned to commence in 1997 and the funds will be used to procure, secure and develop new locations which, upon completion, will be sold to franchisees. Under the program, the franchisee will reimburse the Company in full for 100% of its development costs, plus pay a franchise fee of $20,000 and a development fee of $10,000. It is expected that franchisees will be able to borrow up to 70% of this amount from traditional small business lenders, and the remaining 30% will be the cash equity provided by the franchisee.

     The lender has agreed to subordinate its security interests to other lenders, including a line of credit lender, for amounts  up to  a  total of $700,000.  At December 31, 1996, the Company  had $234,556 of such "senior" debt outstanding, thus leaving  another $465,443  available.  The Company intends
to  arrange  a  working capital                           line
of credit for this amount and is currently negotiating with several interested lenders.

     The working capital portion of the proceeds of the loan is unrestricted and may used by the Company as required.

     The Company built one store in leased property in Denver for a cost of approximately $145,000 which is operated as a
Company owned store.  The store opened in the first quarter of
1997.     In
the first quarter of 1997 the Company reacquired a store in Detroit from a franchisee and canceled the sublease with the franchisee pursuant to which the franchisee leased the facility and all of the assets at the location from the Company. The
Company paid no cash but will incur operating costs for the restaurant until it can be transferred to a new franchisee.
One
Company store held for resale in Denver is under contract to be sold to a franchisee in the second quarter of 1997 for $50,000 cash and $70,000 in the form of a promissory note due the Company. The Company does not expect to record any gain or loss on this sale.

     Other than the above, the Company does not have any commitments or contracts to build, acquire, or sell any additional Company owned stores.

     The Company's restaurant sales, and therefore royalties, during the months of November through February are generally lower due to the location of most of its restaurants.


     Forward-Looking Statements

     Certain of the information discussed in this annual report, and in particular in this section entitled "Managements Discussion and
Analysis   or  Plan  of  Operations,"  are  forward-looking
statements  that  involve  risks  and  uncertainties  that
might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, without limitation, the effect of national and regional economic and market conditions, costs of labor and employee benefits, costs of marketing, costs of food and non-food items used in the operation of the Restaurants, intensity of competition for locations as well as customers, perception of food safety, legal claims, and the
availability  of  financing  for  the   Company   and     its
franchisees.   Many of these risk are beyond the control  of
the Company.                 In addition, specific reference is
made to  the  "Risk
Factors' contained in the Company's Prospectus, dated February
1, 1994, included in the Registration Statement filed by the Company in connection with its initial public offering (Registration No. 33-72378-D).

     As described earlier, the Company's principal sources of income are royalty fees, initial franchise fees, and area
director marketing  fees.   These  sources are subject  to  a
variety of factors that could adversely impact the profitability of the Company in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor in the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the
above identified sources of income.   Because  the Company's
franchises are still concentrated in a few regions of the U.S., regional economic factors could adversely affect the
Company's  profitability.   Weather, particularly  severe
winter weather,  will adversely affect royalty income and
could affect the other sources cited above. Culinary fashions among Americans will also impact the Company's profitability. As eating habits change and types of cuisine move in and out of fashion, the Company's challenge will be to
formulate  a  menu  within  the Company's   distinctive
culinary  style  that  appeals   to   an increasing market
share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.

ITEM 7.  FINANCIAL STATEMENTS

Attached hereto and filed as a part of this Form 10-KSB are the consolidated financial
statements     listed in the Index to the Consolidated
Financial Statements at page F- 1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by the above four Items is omitted
because the Company
intends to file a proxy statement with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year in accordance with General Instruction E(3) to
Fon-n 10-KSB.                The   information  called  for  by
these   Items   is
incorporated herein by reference to the proxy statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits required by Item 601 of Regulation S-B.
The
Company will furnish to its shareholders of record as of the record date for its 1996 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.


Item No.         Exhibit Description

2.2 Articles of Merger Merging Schaden & Schaden into The Quizno's Operating Company, incorporated by reference to
                 Exhibit 2(ii) to the Company's Form 8-K, dated November 4,
                 1994.

3.1 Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378D).

3.2 Articles of Amendment to the Articles of Incorporation of the Company Authorizing 146,000 Shares of Class A Cumulative Convertible Preferred Stock.

3.3              Articles of Amendment changing the Company name.

3.4              By-laws of the Company.

4.1 Form of certificate evidencing Common Stock, $.001 par value, of the Company, incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

4.2 Form of Representative's Warrant, incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

9.1 Voting Trust Agreement between Richard E. Schaden and Richard F. Schaden, dated July 14, 1994, incorporated by reference to Exhibit A to the Schedule 13D, dated July 14, 1994, filed by Richard E. Schaden and Richard F. Schaden.

9.2              First Amendment to Voting Trust Agreement dated
                 November 4, i994, incorporated by reference to Exhibit A to the Amendment No. 1 to Schedule 13-D, dated November 4, 1994, filed by Richard E. Schaden and Richard F. Schaden.

9.3              Second Amendment to Voting Trust Agreement dated
                 September 5, 1996.

10.1 Employment Agreement of Mr. Richard E. Schaden, incorporated by reference to Exhibit 10(a) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.2 Employment Agreement of Mr. Richard F. Schaden, incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.3 Employee Stock Option Plan, incorporated by reference to Exhibit 10(c) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.4 Amended and Restated Stock Option Plan for Non-Employee Directors and Advisors.

10.5 Indemnity Agreement of Richard E. Schaden, incorporated by reference to Exhibit 10(e) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.6 Indemnity Agreement of Richard F. Schaden, incorporated by reference to Exhibit 10(f) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.7 Indemnity Agreement of Patrick E. Meyers, incorporated by reference to Exhibit 10(g) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.8 Indemnity Agreement of Brownell M. Bailey, incorporated by reference to Exhibit 10(h) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.9 Indemnity Agreement of Frederick H. Schaden, incorporated by reference to Exhibit 10(i) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.10            Form of Franchise Agreement.

10.11 Form of Territorial Development Agreement, incorporated by reference to Exhibit 10(m) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.12            Form of Area Director Marketing Agreement.

10.14            Office Lease for the Company.

10.15 Amendment to Employment Agreement between the Company and Mr. Richard E. Schaden, dated February 29, 1996, incorporated by reference to Exhibit 10. 15 to the Company's 1O-KSB, dated March 29, 1996.

10.16 Amendment to Employment Agreement between the Company and Mr. Richard F. Schaden, dated February 29, 1996, incorporated by reference to Exhibit 10. 16 to the Company's 10-KSB, dated March 29, 1996.

10.17            Deferment Agreement between the Company and Illinois
                 Food Management, Inc., dated February 27, 1996, incorporated by reference to Exhibit 10. 17 to the Company's 10-KSB, dated March 29, 1996.

10.18 Investment Agreement between the Company and Retail and Restaurant Growth Capital, L.P. ("RRGC"), dated as of December 31, 1996.

10.19            Senior Subordinated Convertible Promissory Note (with
                 Form of Warrant attached) issued by the Company to RRGC, dated December 31, 1996, incorporated by reference to Exhibit 99(a) to Schedule 13D filed by Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership, filed with the SEC on January 9, 1997.

10.20 Security Agreement between the Company and RRGC, dated as of December 31, 1996.

10.21 Stockholders' Agreement between the Company and RRGC, dated as of December 31, 1996, incorporated by reference to Exhibit 99(b) to Schedule 13D filed by Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership, filed with the SEC on January 9, 1997.

20.1 Risk Factors Section from the Company's Prospectus dated February 1, 1994 included in the Registration Statement on Form SB-2 filed by the Company (Registration No. 33-72378-D), incorporated by reference to Exhibit 20.1 to the Company's 10-KSB, dated March 29, 1996.

21.1             List   of  Company  subsidiaries,  incorporated by
                 reference to Exhibit 21.1 to the Company's 10-KSB, dated March 29, 1996.

                (b) Reports on Form 8-K. The Company filed three (3) reports on Form 8-K during the  last quarter of 1996.  AU such Form 8-K filings reported on only  Item 5 matters.  Such filings where made on October  9 and 28,  and  November  25,  1996  and related  to  a  press release regarding  franchises sold in the third quarter, a
press  release on          stores  opened  and  the  third
quarter  investor   update,
respectively.


                          SIGNATURES

In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1997.

THE QUIZNO'S CORPORATION



By: Original signed by Richard E. Schaden
    Richard E. Schaden, President and Chief
    Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

          Signature                Title                    Date

/s/ Richard E. Schaden  President, Chief Executive      March 28, 1997
Richard E. Schaden      Officer and (Principal and
                        Executive Officer)

/s/ Richard F. Schaden  Vice President,                 March 28, 1997
    Richard F. Schaden  Secretary and Director

/s/ Brownell M. Bailey   Director                       March 28, 1997
    Brownell M. Bailey

/s/ J. Eric Lawrence     Director                       March 28, 1997
    J. Eric Lawrence

/s/ Frederick H. Schaden Director                       March 28, 1997
    Frederick H. Schaden

/s/John L. Gallivan      Chief Financial Officer        March 28, 1997
   John L. Gallivan       and Treasurer (Principal
                          Financial and Accounting
                          Officer)




                    THE QUIZNO'S CORPORATION AND
                           SUBSIDIARIES
                 Consolidated Financial Statements
                 and Independent Auditors' Report
                  December 31, 1996, 1995, and 1994




                         Table of Contents


                                                               Page

Independent Auditors' Report                                   F-1

Consolidated Financial Statements

   Consolidated Balance Sheets                                 F-2

   Consolidated Statements of Operations                       F-3

   Consolidated Statement of Stockholders' Equity              F-4

   Consolidated Statements of Cash Flows                       F-5

Notes to Consolidated Financial Statements                     F-7





                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
The Quizno's Corporation and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance
sheets of The  Quizno's  Corporation and Subsidiaries as of
December 31, 1996,  1995, and 1994, and the related
consolidated statements of  operations, stockholders'
equity, and cash flows  for  the years then ended.  These
consolidated financial statements  are the   responsibility
of   the  Company's   management.
Our
responsibility is to express an opinion on these consolidated financial statements based on our audits.

We  conducted our audits in accordance with generally
accepted auditing  standards.  Those standards require that
we plan  and perform the audits to obtain reasonable
assurance about whether the  consolidated  financial
statements are  free  of  material misstatement.   An audit
includes examining, on a  test  basis, evidence  supporting
the  amounts  and  disclosures   in
the
consolidated  financial statements.   An  audit  also
includes assessing   the  accounting  principles  used  and
significant estimates made by management, as well as
evaluating the overall consolidated financial statement
presentation.  We believe that our audits provide a
reasonable basis for our opinion.
In  our opinion, the consolidated financial statements
referred to   above  present  fairly,  in  all  material
respects,  the financial position of The Quizno's
Corporation and Subsidiaries as  of  December  31, 1996,
1995, and 1994 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                         /s/Ehrhardt Keefe Steiner & Hottman PC
                            Ehrhardt Keefe Steiner & Hottman PC
February 28, 1997
Denver, Colorado

                             F-1



             THE QUIZNO'S CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets

                                                  December 31,
                                           1996       1995       1994
                                  Assets
Current assets
 Cash and cash equivalents            $ 2,127,330   $1,684,422   $3,112,575
 Restricted cash                           16,748       15,927       30,280
 Accounts receivable, net of
  allowance for doubtful accounts
  of $51,077 (1996), $11,777 (1995)
  and $4,700 (1994) (Note 7)              363,602      276,522      137,129
 Current portion of notes receivable
  (Notes 2 and 7)                         501,255      304,918       83,841
 Other current assets                     147,856      155,973       99,152
 Assets of stores held for resale
  (Note 3)                                116,229      144,499      276,922
    Total current assets                3,273,020    2,582,261    3,739,899

Property and equipment at cost, net
  (Note 4)                              1,458,979    1,083,476      901,291

Other assets
  Intangible assets, net (Note 5)         557,483      537,149      547,327
  Deferred assets (Notes 6 and 12)        937,450      588,051      338,498
  Deposits                                 37,630       31,454       45,945
  Notes receivables, net (Notes 2 and 7)  575,222      528,484       26,173
    Total other assets                  2,107,785    1,685,138      957,943

Total assets                          $ 6,839,784  $ 5,350,875   $5,599,133

                   Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                    $ 1,053,028    $ 713,446    $ 378,849
  Accrued liabilities (Note 7)            170,728       53,168       47,960
  Line-of-credit (Note 8)                 100,000      160,000      200,000
  Current portion of long-term
   obligations (Notes 7 and 9)            375,595      171,217      226,424
  Provision for loss on stores held for
   resale (Note 3)                             -        58,000      259,000
    Total current liabilities           1,699,351    1,155,831    1,112,233

Line-of-credit (Note 8)                   120,239      215,505      290,506
Long-term obligations (Notes 7 and 9)     203,801      341,453      655,848
Convertible subordinated debt (Note 9)  2,000,000          -          -
Other liabilities                              -        12,101       20,692
Deferred revenue (Note 7)               1,575,471    1,309,155      862,317
    Total liabilities                   5,598,862    3,034,045    2,941,596

Commitments and contingencies (Notes 3,
8, 10 and 14)

Stockholders' equity (Note 11)
 Preferred stock, $.001 par value;
  liquidation preference of $6 per share
  plus unpaid and accumulated dividends,
  1,000,000 authorized, issued and
  outstanding 146,000 in 1996, 1995 and
  1994 ($876,000 liquidation preference)      146         146            146
 Common stock, $.001 par value; 9,000,000
  shares authorized; issued and
  outstanding, 2,864,757 (1996), 2,864,757
  (1995), and 2,860,000 (1994)              2,865       2,865          2,865
 Capital in excess of par value         3,233,415   3,290,355      3,339,495
 Accumulated deficit                   (1,995,504)   (976,536)      (684,964)
        Total stockholders' equity      1,240,922   2,316,830      2,657,537
Total liabilities and stockholders'   $ 6,839,784  $5,350,875     $5,599,133
 equity


            QUIZNO'S CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Operations


                                            For  the Year  Ended December 31,
                                               1996       1995       1994
Franchise operations:
Revenue (Note 7)
  Royalty fees                            $ 1,590,673  $ 1,046,329    $779,249
  Initial franchise fees                    1,164,500      593,350     390,000
  Area director marketing fees              1,421,555    1,379,640     326,391
  Other                                       248,094      208,776     198,209
  Interest revenue                            149,781      147,277     155,890
      Total revenue                         4,574,603    3,375,372   1,849,739

Expenses
  Sales and royalty commissions              (914,726)    (253,173)   (118,370)
  Advertising and promotion                  (239,209)     (79,074)   (150,492)
  General and administrative (Note 7)      (3,400,802)  (2,713,258) (1,949,829)
      Total expenses                       (4,554,737)  (3,045,505) (2,218,691)

Income (loss) from franchise operations        19,866      329,867    (368,952)

Company store operations:
  Sales by Company owned stores expenses:   2,680,521    3,011,195     603,485
  Cost of sales at Company stores            (959,045)  (1,006,317)   (210,111)
  Cost of labor at Company stores            (777,170)    (894,217)   (229,405)
  Other Company store expenses               (857,472)  (1,178,287)   (190,924)
      Total expenses                       (2,593,687)  (3,078,821)   (630,440)

Income (loss) from Company stores
 operations                                    86,834      (67,626)    (26,955)

Other income (expenses):
 Research  and  development and  new
  programs
   Direct retail advertising                 (120,936)          -           -
   Research and development                   (17,295)    (10,564)        (954)
   Non-traditional development program        (79,090)          -           -
 Other
   Sales by stores held for resale            231,371     142,525      193,891
   Loss and expenses related to stores
    held for sale                            (307,813)   (262,964)     (320,780)
   Provision for litigation settlement       (134,500)         -            -
   Provision for bad debts                   (224,063)    (13,780)      (15,182)
   Other (expenses) income                   (104,844)    (43,625)      175,000
   Depreciation and amortization             (288,435)   (253,459)     (131,962)
   Interest expense                           (80,063)   (111,946)      (58,137)
      Total other expenses                 (1,125,668)   (553,813)     (358,124)

Net loss                                   (1,018,968)   (291,572)     (754,031)
Preferred stock dividends                     (56,940)    (56,940)      (14,235)

Net loss applicable to common
 stockholders                            $ (1,075,908)  $(348,512)    $(768,266)

Net loss per share of common stock       $       (.38)  $    (.12)    $    (.28)

Weighted average common shares
 outstanding                                2,864,757   2,863,130     2,746,849


           THE QUIZNO'S CORPORATION AND SUBSIDIARIES
        Consolidated Statement of Stockholders' Equity
     For the Years Ended December 31, 1996, 1995, and 1994

                        Convertible                     Additional
                      Preferred Stock    Common Stock     Paid-in    Accumulated
                     Shares    Amount  Shares    Amount   Capital       Deficit
Balance, December
 31, 1994           146,000  $  146  2,860,000 $   2,860 $3,339,495  $ (684,964)
Issuance of common
 stock in exchange
 for general
 partnership
 interest                -       -       2,500         3     9,997          -

Purchase price paid
 for Quiz One
 Limited
 Partnership
 general partner's
 interest over
 historical book value
 (Note 13)               -      -           -          -     (56,940)        -

Issuance of common
 stock pursuant to
 employee benefit
 plan                    -      -         2,257        2        7,803        -

Preferred stock
 dividends               -      -            -          -     (56,940        -

Net loss                 -      -            -          -         -    (291,572)

Balance, December
 31, 1995           146,000    146    2,864,757     2,865   3,290,355  (976,536)

Preferred stock
 dividends               -      -             -          -    (56,940)       -

Net loss                 -      -             -          -        -  (1,018,968)

Balance, December
 31, 1996          146,000   $146  $ 2,864,757   $2,865  $3,233,415 $(1,995,504)



          THE QUIZNO'S CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows


                                               For the Year Ended December 31,
                                               1996           1995        1994
Cash flows from operating activities
  Net loss                               $(1,018,968)    $ (291,572)  $(754,031)
  Adjustments to reconcile net loss to
   net cash (used) provided by operating
   activities -
  Depreciation and amortization              259,840        253,459     131,962
  Provision for losses on accounts and
   notes receivable                          179,300          7,077      15,000
  Loss on disposal of asset                   44,648        189,463          -
  Reserve for closure losses                     -           35,000     259,000
  Issuance of stock for services                 -            7,805          -
  Deferred tax asset                             -               -     (175,000)
  Issuance of notes receivable for area
   director agreements                      (236,407)      (208,594)    (42,599)
  Changes in assets and liabilities -
   Restricted cash                              (821)        14,353     (30,280)
   Accounts receivable                      (126,380)      (146,470)   (103,664)
   Other current assets                        8,117        (69,911)    (11,163)
   Accounts payable                          339,582        334,597     (35,417)
   Accrued liabilities                       117,560          5,208    (119,502)
   Other liabilities                         (12,101)        (8,591)        -
   Deferred franchise costs                 (231,650)      (249,553)    (33,857)
   Deferred initial franchise fees           266,316        446,838     210,247
                                             608,004        610,681      64,727

      Net cash (used) provided by
       operating activities                 (410,964)       319,109    (689,304)

Cash flows from investing activities
 Cash from sale of stores                         -         105,000          -
 Purchase of businesses, net of cash
  acquired                                        -              -     (632,281)
 Purchase of property and equipment          (626,157)     (869,926)    (87,902)
 Proceeds from notes receivable               273,421        24,680     (63,183)
 Issuance of other notes receivable          (305,089)      (75,474)         -
 Intangible assets                           (149,773)     (153,008)    (26,249)
 Proceeds from sale of asset                   13,716        14,460          -
 Deposits                                      (6,176)       12,130     (28,896)
 Payments of obligation associated with
  stores held for resale                           -       (236,000)         -
 Provision for store closure                  (58,000)           -           -
       Net cash used by investing
        activities                           (858,058)   (1,178,138)   (838,511)

Cash flows from financing activities
  Line-of-credit - net                        (155,266)    (115,001)    490,505
  Principal payments on long-term
   obligations                                (196,099)    (397,183)   (654,855)
  Proceeds from long-term obligations        2,237,984           -      100,000
  Loan costs                                  (117,749)          -            -
  Proceeds from issuance of common stock           -             -    5,300,000
  Offering costs                                   -             -     (823,643)
  Dividends paid                               (56,940)     (56,940)    (14,235)
         Net cash provided (used) by
          financing activities               1,711,930     (569,124)  4,397,772

Net increase (decrease) in cash and cash       442,908   (1,428,153)  2,869,957

Cash and cash equivalents - beginning of
 year                                        1,684,422    3,112,575     242,618

Cash and cash equivalents - end of year     $2,127,330   $1,684,422  $3,112,575

Supplemental disclosure of cash flow information
     Cash  paid during the year for interest was  $80,063
(1996), $111,946 (1995) and $58,137 (1994).

Supplemental   disclosure  of  non-cash   investing   and
financing activities
    During  1996,  the  Company sold a  restaurant  to  a
    franchisee for $115,000 plus $20,000 for a
    franchise fee.                         The
    franchise fee was paid in cash with the remaining $115,000 to be paid in the future pursuant to a promissory note. The net book value of the assets sold was $155,000 resulting in a loss of $40,000 in the current year.
    During the first quarter of 1995, the Company issued 2,500 shares of its $.001 par value common stock to Berger Restaurant Corporation in exchange for the general partner's interest in Quiz One Limited
    Partnership  owned by Berger Restaurant
    Corporation. The shares and the general partner's interest were valued at $10,000 (Note
    13).

    During the second quarter of 1995, the Company sold two restaurants to franchisees for $114,000 of which $30,000 was paid in cash, $49,000 to be paid in the future pursuant to a promissory note, and $35,000 to be paid in the future upon the renewal of the franchisee's franchise agreement. The net book value of the assets sold was $281,650, resulting in a loss of $167,650, which had been accrued and reserved for in
    1994.
    During the fourth quarter of 1995, the Company sold three restaurants to franchisees for $455,000 of which $75,000 was paid in cash, $380,000 to be paid in the future pursuant to promissory notes. The net book value of the assets sold was $473,278, resulting in a loss of $18,278.
   During 1996 and 1995, the Company acquired assets under capital leases totaling $24,841 and $27,581, respectively.
  During the fourth quarter of 1996 and 1995, the Company offered a store for resale and reclassified
    $116, 229 and $144,499, respectively, of property and equipment as assets held for resale.
    During 1996, the 1995 store was taken off the market and the $144,499 property and equipment were reclassified back into operating assets.
    The 1996 store was sold in 1997 (Note 13).

    During the year ended December 31, 1994, the Company purchased the net assets at Schaden &
    Schaden, Inc., Quiz One Limited Partnership and a Quizno's franchise restaurant. The acquisitions were accounted for as follows:

   Cash                                        $23,565
   Inventory                                    41,296
   Equipment                                 1,051,710
   Other                                        14,060
   Current liabilities                        (317,130)
   Long-term debt                             (748,579)
            Net  book value of assets                         64,922
              acquired

   Cash                                        656,000
   Note payable                                165,000
   Preferred stock issued                      876,000
               Proceeds                                    1,697,000

    Amount charged to additional paid-in-
     capital (Note 13)                                     1,632,078

THE QUIZNO'S CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note  1  -  Description  of Business  and  Summary  of
Significant Accounting Policies

The    Quizno's   Corporation   (The   Company)    was
incorporated  on  January 7, 1991,  in  the  State  of
Colorado, and is primarily engaged in the business
of franchising   Quizno's   quick   service
restaurants throughout  the  United  States
featuring   submarine sandwiches, salads, soups, and
refreshments.

The   Company's  wholly  owned  subsidiaries  are
the Quizno's Operating Company (QOC) incorporated in
1994
to  own  and  operate  Company  stores,  the
Quizno's Development  Company  (QDC) incorporated
in  1995  to develop  stores  to sell or lease to
franchisees,  and the Quizno's Realty Company (QRC)
incorporated in 1995 to          execute  leases
for  store  location.   QRC  was
inactive in 1996 and 1995.

The following table summarizes the number of Quizno's restaurants open at December 31, 1996:

                                 Sold But Not
                                    Yet in
                                   Operation     Operational     Total
The    Quizno's    Operating
Corporation  and  affiliated           -               9               9
entities
Franchise restaurants                 150            147             297

                                      150            156             306

Principles of Consolidation

The  consolidated  financial  statements  include  the
accounts   of   The  Company  and  its  wholly
owned subsidiaries QOC, QDC, QRC and a 52% owned subsidiary, Classic Subs Limited Liability Company.
The minority interest was reduced to zero due to losses incurred. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company sold franchise agreements in the state of California, which required funds paid for franchises to be held in escrow until the franchise opens. Accordingly, The Company holds these amounts, plus interest earned in restricted accounts. Beginning in 1995, the Company was no longer required to escrow such funds.

Inventory

Inventory is included in other assets and is stated at the lower of cost or market and consists of food and paper products. Cost is determined using the first in, first out (FIFO) method.

Credit Risk

The  Company  grants credit in the  normal  course
of business,   primarily  consisting  of   royalty
fees
receivable  and  loans to area directors  and  to
its franchisees, the majority of whom are located
in  the Midwest  and  the  Rocky Mountain region.
To  reduce credit  risk,  the Company electronically
debits  the franchisees  bank  account weekly  for
fees  due  the Company according to franchise
agreements entered into after  1993,  and  reserves
the  right  to  terminate franchise and area
director agreements for non-payment of amounts owed.
The  Company's cash equivalents consists of short-
term commercial  paper  with  original  maturities
not  in excess  of  three  months.   The  Company
continually monitors  its  positions with, and the
credit  quality of,  the  financial institutions it
invests with.                                  In
addition, the Company limits the amount of credit exposure with any one institution.

Accounts Receivable/Royalties Receivable

At  the  time the accounts and royalty receivable
are originated,  the  Company  considers  a  reserve
for
doubtful accounts based on the creditworthiness of
the franchisee.   The provision for uncollectible
amounts is  continually reviewed and adjusted to
maintain  the allowance  at  a  level considered
adequate  to  cover future  losses.   The allowance
is  management's  best estimate  of  uncollectible
amounts and is  determined based on historical
performance of the notes which  is tracked  by  the
Company on an  ongoing  basis.                 The
losses ultimately incurred could differ materially
in the   near   term  from  the  amounts   estimated
in
determining the allowance.

Property and Equipment

Property  and  equipment is stated at cost;
equipment under capital leases is valued at the lower of fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets and leasehold improvements, ranging from 5 to 31.5 years, and the related lease term for equipment under capital leases.

Deferred Financing Costs

Cost   associated   with  obtaining  the
convertible subordinated debt financing are deferred and amortized on a straight-line basis over the term of the debt.

Intangible Assets

In  connection  with  the Company's  purchase  of
the Quizno's  name and business in 1991 from the
founder, it  entered  into  a  non-compete agreement
with  the founder.    Under   the  terms  of   the
non-compete agreement,  the founder was paid
$500,113 in  exchange for  his agreement not to
compete with the Company for the  period  of  10
years. The amount paid by the Company is being amortized over the term of the noncompete agreement.

The excess of the purchase price over net assets acquired for stores purchased by the Company from unrelated third parties is recorded as goodwill and is amortized over 15 years.

Other  intangibles  are  recorded  at  cost  and   are
amortized   on  the  straight-line  basis   over   the
contractual or estimated useful lives as follows:

Franchise agreements
                                              12 years
Trademarks and other
                                              3  -  15 years

Initial Franchise Fees and Related Franchise Costs

Management believes it is probable that all of the deferred franchise fees will be realized. The amount of the deferred franchise fees considered realizable, however, could be reduced in the near term if estimates of the future franchise openings is reduced.

Initial franchise fees are recognized as revenue
when all  material services and conditions required
to  be performed  by  the  Company  have  been
substantially completed,  which  is  generally  when
the  franchise commences   operations.    Initial
franchise    fees collected by the Company before
all material services and conditions are substantially performed is recorded as deferred franchise sales revenue. Incremental development costs are deferred, but not in excess of the deferred revenue and estimated cost to open the Quizno's restaurant, and are expensed when the revenue is recognized.

Deferred Financing Costs

Costs   associated  with  obtaining  the
convertible subordinated debt financing are deferred and amortized on a straight-line basis over the term of the debt.

Area Director Marketing Agreements

Prior  to  1995,  the Company had  entered  into
area director  marketing agreements which provide
the  area director  an  exclusive right to market
and  sell  or purchase  franchises in a defined
geographic territory and  the rights to one Quizno's
restaurant within  the territory.   The  marketing
agreements  require                           the
Company  to pay the area director $5,000 per
franchise sold by the area director and to pay the
area director a  continuing  fee of .5% to 1.5% of
gross  sales  as defined,   of   each  franchise
within  the   defined geographic territory.

The  Company  changed the terms of the  area
director marketing agreement, effective December 31,
1994.  The new  agreement provides the area director
an exclusive
right  to  sell  and  open  franchises  in  a
defined geographic  territory  and  requires  that
the      area
director   be   responsible   for   advertising
for,
soliciting and screening prospective franchisees.
The agreements also require the area director to
sell  and open a minimum of new franchised
restaurants each year or  to  forfeit  future rights
to the  territory.
In
addition,   the  area  director  is  responsible
for
identifying  possible  locations,  providing   on-
site opening  assistance, and providing  quality
assurance services  to  franchises in  the  defined
area.       The
Company  pays  the area director 50%  of  the
initial franchise fee sold by the area director, and
a fee       of
40%  of the royalty received by the Company from
each franchise within the defined area.  The
agreements are for  a  period of ten years, with the
option to extend for  an  additional ten years.  The
area  director                                    is
entitled  to  receive commissions for a period  of
15
years   following  the  opening  of  each
franchised Restaurant, notwithstanding the
expiration of the area director agreement (unless
the area director agreement is  terminated  upon
the occurrence  of  a  event                      of
default).  The area director marketing fee is $.03
to
$.035   per  person  living  in  the  area
director's territory, plus a $10,000 to $15,000 training fee which is deferred until training has been completed. Subsequent to year end, the Company increased the marketing fee to $.05 per person living in the area.

During  the  years ended December 31, 1996,  1995
and 1994,  zero, twelve and nine area directors
opted       to
amend  their  previous  agreement,  respectively,
to
conform  to the terms of the new agreement.
Revenues are recognized under the new agreement upon
collection of  the marketing fee, which is non-
refundable. Fees
recognized  in  conjunction with this  amendment
were approximately  $0, $54,000 and $74,000 in
1996,  1995 and  1994,  respectively.  Area
directors  under  the original  agreement  were
given the  option  to  amend their   agreement  to
meet  the  terms  of  the
new
agreement, but are under no obligation to do so.

Reserve for Losses on Stores Held for Resale

The  Company  continually assesses the  operations
of
Company  owned stores.  At the time when  the
Company determines  to sell a store, a reserve is
established for   any
anticipated  loss  in   conjunction          with
disposition of the store.

Royalties and Advertising Fees

Pursuant   to   the   various  franchise
agreements, franchises are required to pay the Company royalties and advertising fees based on a percentage of sales ranging from 4% to 8% for royalties, and 1% to 3% for advertising fees.

Royalties  as  allowed by the franchise agreement
are accrued  based  on  a percentage of  gross
sales,      as
reported by franchisees and are included in accounts receivable.

The Company does not recognize any portion of the advertising fees as revenue, nor does it accrue such fees or consolidate the accounts of any of the advertising funds.

Income Taxes

Prior to 1994, the Company had elected to be taxed
as an     "S"  corporation  under  the  provisions
of  the
Internal Revenue Code. Subsequent to the completion of the initial public offering as discussed in Note 11, the Company's "S" status terminated for income tax purposes. The effect of terminating the S Corporation generated a net deferred tax asset of approximately $175,000 and a tax benefit which is included in continuing operations for the year ended December 31, 1994.

The Company calculates and records the amount of
taxes payable or refundable currently or in future
years for temporary   differences   between   the
consolidated financial  statement basis and income
tax basis  based on
the   current   enacted  tax   laws.    Temporary
differences are differences between the tax  basis
of assets  and liabilities and their reported
amounts  in the consolidated financial statements
that will result in taxable or deductible amounts in
future years.  The Company's temporary differences
result primarily  from depreciation,  deferred
franchise sales  revenues  and deferred  franchise
costs  and  net  operating   loss carryforwards.

Net Loss Per Common Share

Net loss per common share has been computed based on the weighted average number of shares outstanding during each year. Common stock equivalents have been excluded from the weighted average number of common shares outstanding as their affect would be antidilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The   carrying   amounts   of  financial
instruments including  cash  and  cash  equivalents,
receivables, prepaids,   current   portion  of
notes   receivable, accounts  payable  and  accrued
expenses  approximated fair  value  as  of December
31, 1996 because of the relatively short maturity of these instruments.


The  carrying  amounts of long-term  notes
receivable approximate fair value as of December 31,
1996 because the discounted cash flows at current
rates approximate the rates of the notes.
The  carrying amounts of notes payable and debt
issued approximate fair value as of December 31,
1996 because interest rates on these instruments
approximate market interest rates.
Reclassifications of Prior Year Amounts
Certain  reclassifications  have  been  made  to
the
balances  for  the years ended December 31,  1995
and 1994 to make them comparable to those presented for the year ended December 31, 1996, none of which change the previously reported net income or total assets.


Note 2 - Notes Receivable

Notes receivable consist of the following:

                                                        December 31,
                                                1996        1995        1994
Notes receivable related to area director
marketing  agreements,  interest  ranging
from  11% to 15%, due in varying  amounts
through July 2002.                          $ 453,135      $ 241,697   $ 44,337

Notes  receivable  for  sale  of  stores,
interest ranging from 8% to 15%,  due  in
varying amounts through October 2007.         434,383        464,000        -

Other   notes  receivable  with  interest
ranging  from 0% to 15%, due  in  varying
amounts  through 2001.  Includes $178,444
(1996), $95,447 (1995) and $26,173 (1994)
due from the advertising fund (Note 7).       328,959        127,705     65,677
                                            1,216,477        833,402    110,014
   Less current porti on                     (501,255)      (304,918)   (83,841)
                                              715,222        528,484     26,173
   Less allowance                            (140,000)           -           -

                                            $ 575,222      $ 528,484   $ 26,173


At  the  time, the notes receivable are executed,  the
Company    reserves   an   allowance   for    doubtful collections.  The
provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate
to  cover future  losses.   The allowance is  management's  best
estimate of uncollectible amounts and is determined based on historical performance of the notes which is tracked by the Company
on an  ongoing  basis.                     The
losses ultimately incurred could differ materially  in the   near   term
from  the  amounts   estimated   in determining the allowance.
Future principal payments are as follows:


     Year Ended December 31,
           1997                                 $ 501,255
           1998                                   176,333
           1999                                   117,174
           2000                                    98,827
           2001                                    62,941
           Thereafter                             259,947
                                                1,216,477
           Less allowance                        (140,000)

                                              $ 1,076,477

Note 3 - Reserve for Losses on Stores Held for Resale

At December 31, 1996, 1995 and 1994, the Company identified one, one and two Company owned stores for closure or sale in 1997, 1996 and 1995, respectively. At December 31, 1996, the Company had a signed letterof-intent relating to the store held for sale which was in excess of the carrying amount of the stores assets, therefore no
impairment was recorded.   During 1995 and 1994, the Company impaired
the carrying value of the assets to their estimated realizable value.

Included in assets of stores to be sold or closed  are the following:

                                                    December 31,
                                            1996       1995       1994
Furniture fixtures and equipment          $ 29,999   $ 36,961   $127,838
Leasehold improvements                      81,673    107,538    113,947
Goodwill                                     4,557        -       35,137

                                         $ 116,229   $ 144,499  $276,922

The provision for loss on stores held for resale is comprised of the following:

                                                         December 31,
                                                      1995         1994

Impairment of assets held for sale                 $      -      $182,000
Reserve  for  costs associated  with  the
  termination of the facility leases                  58,000       77,000

                                                   $  58,000     $259,000

The operating losses associated with these stores for the periods ended December 31, 1995 and 1994 were $85,838 and $67,889, respectively, and are included in the loss and provision for loss on stores held for resale in the accompanying consolidated financial statements.

As a result of the sale of one store for which the Company will subsidize rent over a period of time, a reserve for rent associated with the sale of the store has been recognized in the amount of $23,000.

Subsequent to December 31, 1995, the Company subleased the store held for sale. The sublessee paid $5,000 for the rights to lease the store and will pay a specified amount to the Company for rent
ranging  from 3%                              to  14%  of  gross
monthly sales.  The  difference
between anticipated rent received on the sublease and rent paid by the Company of approximately $35,000 has been accrued as a loss at
December  31,  1995.                      The
sublesee has an option to purchase the franchise for $140,000, including the franchise fee through December 31, 1996. The option expired and the accrued loss was realized at December 31, 1996.

In  1995, the Company sold one store in Denver and two
stores in Detroit for a net loss of $43,625. $14,117 of the loss related to the store in Denver operated by the Company for two months.
The balance of the  loss is                   applicable to the two
stores in Detroit.  The  two
Detroit  stores  were acquired, along  with  the  area directorship for  Detroit,  in  connection  with  the Company's purchase of Quiz One
Limited Partnership  in 1994.   The  Detroit area directorship was
resold for $147,000 in the fourth quarter of 1995, the same quarter the two Detroit stores were sold at a loss, resulting in a combined net effect of a $117,492 gain.


Note 4 - Property and Equipment

Property and equipment consist of the following:

                                                          December  31,
                                                 1996          1995     1994
Equipment                                      $267,061     $227,581   $278,823
Furniture and fixtures                          271,727      195,590    149,841
Leasehold improvements                        1,138,461      804,866    491,302
Vehicles                                            -             -      27,662
                                              1,677,249    1,228,037    947,628
Less  accumulated  depreciation  and           (218,270)    (144,561)   (46,337)
 amortization

 Net property and equipment                  $1,458,979    $1,083,476  $901,291

Note 5 - Intangible Assets

Intangible assets consist of the following:

                                                  December 31,
                                       1996         1995      1994

  Covenant not to compete                 $500,113   $500,113   $500,113
  Franchise agreements                     292,395    292,395    292,395
  Goodwill (Note 13)                        77,407         -          -
  Trademarks and other                     183,885    159,141     58,328
                                         1,053,800    951,649    850,836
  Less accumulated amortization           (496,317)  (414,500)  (303,509)

                                          $557,483   $537,149   $547,327

Note 6 - Deferred Assets

Deferred assets consist of the following:

                                                 December 31,
                                          1996       1995       1994

Deferred franchise costs               $ 644,701    $ 413,051    $163,498
Deferred tax asset (Note 12)             175,000      175,000     175,000
Deferred financing costs                 117,749            -          -

                                       $ 937,450    $ 588,051    $338,498


Note 7 - Related Party Transactions

The  Company has notes receivable from the advertising
fund of $178,144, $95,447 and $26,173 at December
31, 1996,  1995  and  1994,  respectively.   The
balances relate to an off season build-up for advertising and are reimbursed to the Company in the subsequent year. At December 31, 1996, the Company had a $44,555 noninterest bearing note to the advertising fund which will be paid off in 1997 when the notes receivable are paid back.

In 1995 the Company sold the Detroit Area
Directorship to   a  majority  stockholder  of  the
Company.                                  The
agreement  was  sold  for  $150,000  paid   in
cash. Accordingly, the Company recognized $147,000
in 1995 for area director revenue, net of $3,000 for future marketing services to be provided by the Company.

The  Company was affiliated with Schaden and
Schaden, Inc.  (Schaden) through common ownership
until October
1, 1994, when the Company purchased Schaden.
Schaden, and  entities in which Schaden had an
equity interest, owned  and operated eleven Quizno's
restaurants.                               The
Company   recognized  royalty  fees  of
approximately $152,000  during  the year prior to
October  1,  1994. Initial  franchise  fees
recognized  upon  opening  of these  stores  were
$45,000  during  the  year  ended December  31,
1994.  During 1994,  the  Company  paid $31,500,
respectively,  to an  entity  controlled  by Schaden
for use of the entity's Quizno's restaurant as a
training facility.
Prior  to  October  1,  1994, Schaden  was  a
general partner  and  a  limited partner in Quiz
One  Limited Partnership ("Quiz One").  Schaden,
prior  to  October 1,  1994,  was owned by two
individuals who were  also directors  and majority
stockholders of  the  Company. On  October  1,
1994, the Company  acquired  Schaden, which
included   Schaden's   general   and       limited
partnership  interests in Quiz One.   On  December
1, 1994, the Company purchased all of the remaining limited partnership interests in Quiz One.
In January 1995, the Company purchased the remaining general partnership interest in Quiz One.

Two  directors of the Company own more than 50% of
the outstanding  shares  of Illinois Food  Managers,
Inc. which  owned and operated Quizno's franchises
in  the Chicago area.  Two directors of the Company
owned  55% of  the outstanding shares of S&K Food
Services,  Inc. which  was  a  franchisee of the
Company  until  such franchise  was sold in October
1995.  As  of  December 31,  1996,  1995 and 1994,
the Company had receivables of
approximately  $12,092,  $51,048  (net  of   area
director royalties due) and $11,343, respectively.

Two stockholders of the Company loaned Schaden
$99,243 in  1991  and  another  $62,000  under
notes  payable agreements.   The  notes had
outstanding  balances  of $28,855  and  $34,895 at
December 31, 1995  and  1994, respectively.   The
notes were paid  in  full  during 1996.

Summarized below is a recap of the related party transactions previously described:

                                            As of and for the Years Ended
                                                      December 31,
                                             1996         1995         1994
Assets
  Accounts receivable                      $ 44,793    $ 61,829      $ 13,232
  Notes receivable advertising fund         178,444      95,447        26,173

                                          $ 223,237   $ 157,276      $ 39,405
Liabilities
  Accrued liabilities                      $ 14,611   $ 42,655       $     -
  Current portion of long-term
   obligations                               44,555     28,855         34,895
  Long-term obligations                         -       10,297        114,156
  Deferred initial franchise fees               -        3,000             -

                                           $ 59,166   $ 84,807       $149,051

Revenue
  Royalty fees                             $ 16,773   $ 51,100       $151,801
  Initial franchise fees                        -           -          45,000
  Area director marketing fees                  -      147,000          5,000
  Other income                               10,720      3,605             -

                                           $ 27,493  $ 201,705       $201,801
Expenses
  General and administrative expenses      $ 47,429  $  63,083   $     48,889


Note 8 - Line-of-Credit

The  Company  has available a $300,000  line-of-credit
and  a  term  note from a financial institution.   The
terms of the agreements specify a maturity date of May 1, 1999 and require that $100,000 of the outstanding balance be converted to a twelve month term note each May, with an interest rate of prime plus
3/4% (9.0% at December  31,  1996).   The line  and  term  note  are
collateralized by a first lien in all assets of the Company and is also guaranteed by the Company's majority stockholder. As of December 31, 1996, the outstanding balance on the line-of-credit and term note was $220,239, of which $100,000 is classified as a current liability. The line-of-credit and term note were paid off January 1997 with the proceeds from the $2,000,000 loan from a commercial lender (Note 9).

The  Company had an unsecured $100,000 revolving lineof-credit  from  a
financial institution  obtained  in 1994.   The terms of the agreement
specify a maturity date of April 1, 1996, with interest payments payable monthly at prime rate plus 3/4%, and principle due on
maturity.   As  of December 31, 1995, the  outstanding balance on the
line-of-credit was $60,000. The lineof-credit was paid in full during 1996.


Note   9   -  Long-Term  Obligations  and  Convertible Subordinated
Debt

Long-term obligations consists of the following:

                                                       December  31,
                                                1996       1995      1994
Note payable to a financial institution,
monthly  principal and interest payments
of  $6,699  through December 1998,  when
any  unpaid  principal and  interest  is
due.   Interest is at 1% over the bank's
index rate (9.75% at December 31, 1996).
Collateralized  by accounts  receivable,
inventory, and equipment.                     $166,433     $226,970   $280,455

Various  capital  leases,  with  monthly
installments totaling $4,374,  including
interest  and expiring through  November
1999.  Collateralized by equipment.             88,647      121,015     146,960

Note  payable to an individual,  monthly
payments   totaling  $1,509,   including
interest at 7%, through June 1998,  when
any  unpaid  principal and  interest  is
due.    Collateralized  by   terms   and
conditions of a security agreement.             25,846       41,546     127,734

Note payable to a financial institution,
$1,372    monthly   payments   including
interest  at the bank index rate  (9.25%
at  December 31, 1996) plus 1%,  through
February 2001, when any unpaid principal
and interest is due.  The note is cross-
collateralized   by  substantially   all
assets.                                         68,123        83,987    100,303

Note  payable to bank, interest at  11%,
unpaid   principal  and   interest   due
January   7,   1997.    The   note   was
subsequently paid in full on January  7,
1997.                                         185,789              -         -

Note payable to advertising fund, without
interest, principal due February 1997.         44,558              -        -

Notes payable, paid in full in 1996  and           -          39,152    226,820
1995.
                                              579,396        512,670    882,272
Less current portion                         (375,595)      (171,217)  (226,424)

                                             $203,801       $341,453   $655,848


Convertible subordinated debt consists of:

                                                       December 31,
                                                1996       1995       1994
12.75%  Convertible  Subordinated  Debt,
$1,155,825  convertible into  10%  on  a
fully diluted basis, (372,847 shares  at
December  31,  1996)  of  the  Company's
common   stock  at  $3.10   per   share.
Interest  only  until  June  30,   1998.
Principal  and  interest payments  based
upon a 5 year amortization from July  1,
1998 through November 30, 2001 with  the
balance due December 31, 2001.  The note
is collateralized by a first deed on all
of  the assets of the Company and in 90%
of   the   stock  of  the  two   largest
stockholders  who are also Directors  of
the   Company.    The   note   will   be
subordinated to $700,000 of debt if  and
when  arranged  by  the  Company.    The
Company  is subject to certain financial
covenants  including maintaining  a  net
worth  of $1,000,000 and current  ratio,
debt service and cash flow ratios, along
with     restrictions     on     capital
expenditures,   stock    issuance    and
acquisitions.  The underlying stock  and
warrants  have  a  put  option  to   the
Company  on  December 31, 2002,  if  the
Company  has  not completed a  secondary
public   offering.   The  warrants   and
underlying     stock     have     demand
registration rights as well as unlimited
piggy  back  registration rights  .
No value  was  ascribed to  the
underlying conversion
rights  as  the  conversion
price exceeded the trading value of
the stock   on
the   date   of   issuance.
$1,150,000 of the proceeds are
reserved for   use   in  the
Company's   turnkey development
program and $850,000 may  be used for
working capital and payment  of
existing notes.                               $2,000,000     $     -    $     -

Maturities   of  long-term  obligations,   convertible
subordinated debt and capital leases are as follows:

                                   Long-Term
                                Obligations and
                                  Convertible
                                   Subordinated        Capital
     Year Ending December 31,          Debt             Leases      Total
             1997                    $325,617          $56,663    $ 382,280
             1998                     277,345           38,560      315,905
             1999                     341,908            5,362      347,270
             2000                     385,915                -      385,915
             2001                   1,159,964                -    1,159,964
                                    2,490,749          100,585    2,591,334
     Less amount representing
      interest                             -           (11,938)     (11,938)
     Total principal                2,490,749           88,647    2,579,396
     Less current portion            (325,617)         (49,978)    (375,595)

                                   $2,165,132          $38,669   $2,203,801

Included  in equipment in the accompanying 1996,  1995
and  1994 balance sheet are assets held under
capital leases   in  the  amount  of  $83,205,
$134,557   and $213,082, respectively and
accumulated amortization of
$32,850, $54,895 and $54,018, respectively.
Note 10 - Commitments and Contingencies

The   Company   leases  an  office  facility,
eleven restaurant   locations  and  certain
equipment  and
vehicles   under  operating  lease  agreements
which
provide for the payment of rent totaling
approximately $34,000  per  month.  One of the
restaurant  locations also requires the Company to
pay 6% of gross sales  in excess of $430,000
annually.  Rent expense under these operating
leases,  totaled  $367,439,  $335,846         and
$127,689 during the years ended December 31, 1996, 1995, and 1994, respectively.

Future minimum rental payments are as follows:


   Year Ending December 31,

           1997                            $ 406,876
           1998                              223,300
           1999                              179,116
           2000                               98,271
           2001                               30,465
           Thereafter                         15,470

                                           $ 953,498

During  the year ended December 31, 1993, the  Company
entered into employment agreements with two directors,
officers,  and  stockholders  of  the  Company   which
provide  for  the payment of annual salaries  totaling
$145,000  plus individual bonuses in fiscal year  1995
equal  to six and ten percent of the positive increase
in  net  income before depreciation, amortization
and interest  over  the prior year.  The  agreements
were amended to reduce the bonus percentages to 4%
and  7% for  1995 only, equal to a total of $86,340,
which  is accrued  at December 31, 1995.  There were
no  bonuses accrued and paid during 1996 and 1994.
The agreements expire  in December 1998 and 2003,
respectively.                                 The
annual salary amount, in total, was increased to $192,000 effective October 1, 1994.

Litigation

There  are various claims and lawsuits pending by
and against  the  Company, which, in the  opinion
of  the management,  and  supported  by  advice
from   legal counsel,  will  not  result in  any
material  adverse effect   in   excess  of  amounts
accrued    in                                 the
accompanying consolidated financial statements.


Note 11 - Stockholders' Equity

Common Stock

In  February  1994,  the Company  completed  a
public offering  of  its common shares, whereby  the
Company sold  1,060,000  shares  at $5.00  per
share.   Total proceeds,  net  of underwriters
commission and other expenses of $1,007,023, were $4,292,977.

Convertible Preferred Stock

Convertible  preferred stock bears a  6.5%
cumulative dividend, payable monthly and is convertible beginning three years after issuance into common shares on a one for one basis and is callable beginning three years after issuance by the Company with sixty days notice. The convertible preferred stock has a liquidation preference equivalent to $6 per share plus all then accrued and unpaid cumulative dividends.

Stock Options and Warrants

The  Company has established an Employee Stock
Option Plan  (the  Plan).   The Company has reserved
320,000 shares  of  its  Common Stock for  issuance
upon  the exercise  of  options available for  grant
under  the Plan.  Options are granted under the plan
at not  less than  the  market  price of the
Company  stock.   The options expire after ten
years.  Options granted under the  Plan will include
incentive stock options  (ISOs) as defined in
Section 422 of the Internal Revenue Code and  non-
qualified stock options (NQSOs).   Under  the terms
of the Plan, all officers and employees are eligible for ISOs. During the years ended
December 31,  1996, 1995, and 1994, 53,073, 64,899
and 66,321, options were granted under the Plan, respectively.

Additionally, the Company has established  an
Amended and   Restated  Stock  Option  Plan  for
Non-Employee Directors  and Advisors (Director
Plan).  The  Company has   reserved  90,000  shares
of  common  stock  for issuance  upon  the  exercise
of  options  granted  or available  for  grant to
non-employee directors  under the  Director  Plan.
The Director Plan provides  that any  person who
becomes a non-employee director of the Company may
receive an option to purchase 4,000 shares at  their
fair market value on the date  such  person becomes
a   non-employee  director   and   on   each
anniversary  date  thereafter as long  as  the
person continues  as a non-employee director limited
to  the overall number of shares available for
issuance  under the   Director  Plan.   Options
that  expire  or  are canceled may be re-granted
under the Director Plan  at the discretion of the
Board of Directors.  The options expire  after  ten
years.   During  the  years  ended December 31,
1996, 1995, and 1994, 12,000, 28,000  and 16,000
options were granted under the Director Plan, respectively.

In connection with the public offering, the Company issued a warrant for the underwriter to purchase up to 100,000 shares of its common stock at $5.00 per share. At December 31, 1996, no warrants have been exercised.

Stock Options and Warrants
The   Corporation   has  adopted  the  disclosure-
only provisions   of  Statement  of  Financial
Accounting Standards   No.   123,  "Accounting  for
Stock-Based
Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.
Had compensation cost for the Corporation's two stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  December 31,
                                               1996         1995
Net loss applicable to common
 stockholders - as reported                $(1,075,908)    $(348,512)
Net loss applicable to common
 stockholders - pro forma                   (1,218,264)     (577,126)
Loss per share - as reported                      (.38)         (.12)
Loss per share - pro forma                        (.43)         (.20)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes optionpricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 37%; discount rate of 9.5%; and expected lives of 10 years.

Convertible Preferred Stock

The following is a table of the shares covered by the options and warrants granted:

                                                            Exercise
                                           Options and        Price
                                             Warrants        Per Share

Balance, December 31, 1993                    6,000           $    5.00

   Granted                                  182,321         $3.75-$5.00

Balance, December 31, 1994                  188,321         $3.75-$5.00

   Granted                                   92,899         $3.31-$4.25

Balance, December 31, 1995                  281,220         $3.31-$5.00

   Granted                                   65,073         $3.00-$3.88
   Forfeited                                (24,500)        $3.13-$5.00

Balance, December 31, 1996                  321,793         $3.00-$5.00


The  Company granted an option during the  year  ended
December 31, 1993, to an area director that after
this area                                 director
opened  its  tenth   restaurant            in
accordance with the area director agreement, the
area director would be entitled to purchase one
percent  of the  then outstanding common stock of
the Company  for $50,000.   As of December 31, 1996,
this area director had  opened  four  restaurants.
Compensation will be recognized equal to the difference between the fair market value and the option price at the date the tenth restaurant is opened.


Note 12 - Income Taxes

As  an  S  Corporation, the Company's  taxable
income exceeded  its financial reporting income  by
$560,000 due  to recognition of franchise fees and
costs  on                                  a
cash  basis.  Consequently, the Company will  not
pay income taxes on this income when it recognizes
it  for financial    reporting   purposes   and
accordingly
recognized  a  deferred  tax  asset  of  $175,000
and revenue of $175,000 which is included in other
income for  the  year  ended  December  31,
1994.   Although
realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset is considered realizable, however, could be reduced in the near term if estimates of the future taxable income are reduced. The Company has incurred losses of approximately $1,650,000 before the income on the deferred tax on the C Corporation conversion resulting in a deferred tax asset from operations of approximately $561,000. The Company has impaired the deferred tax asset resulting from operations. The following is a summary of the deferred tax asset:

                                                         December 31,
                                                  1996       1995       1994
    Deferred tax asset related to S
     Corporation termination                  $ 175,000    $ 175,000  $ 175,000
    Deferred tax asset related to net
     operating losses                           561,000      325,000    122,000
                                                736,000      500,000    297,000
    Less impairment                            (561,000)    (325,000)  (122,000)

   Net deferred tax asset                     $ 175,000    $ 175,000  $ 175,000

As of December 31, 1996, the Company had a net operating loss of approximately $1,650,000 expiring in 2011.


Note 13 - Purchase Agreements

During 1996, the Company acquired three existing restaurants from franchisees. The net assets acquired totaled approximately $433,000 and were acquired for cash and notes of approximately $510,000 resulting in goodwill of approximately $77,000. Subsequent to the acquisition of one of the stores with net assets of approximately $155,000 it was sold for $115,000 in the form of a note receivable and a $40,000 loss was recorded.

Effective October 1, 1994, the Company acquired 100% of the issued and outstanding shares of Schaden & Schaden, Inc. (Schaden) located in Denver, Colorado for $1,139,000 of which $263,000 was paid in cash and the remainder through the issuance of 146,000 shares of the Company's preferred stock
in  the  amount  of approximately  $876,000.   In  addition,
the Company incurred acquisition costs of approximately $124,000. Prior to the acquisition, Schaden was owned 100%
by two individuals who own 50% of the outstanding shares of the Company.

Effective December 1, 1994, QOC purchased all of the partnership interests from the individual partners (excluding the Company's partnership interest) of the Quiz One Limited Partnership (the Partnership) located in Michigan for the original contribution price of $279,000 plus a rate of return of 10% on the original contribution, $21,326, for a total purchase price of $300,326. Prior to the acquisition, the Company owned 50% of the General Partnership interest and 22.275% of the limited partnership interest in the Partnership.

During   1995,  The  Company  acquired  the  remaining general
partner interest in Quiz One for 2,500 shares of its $.001 par value common stock valued at $10,000. Subsequent to the acquisition, the Partnership was dissolved.

Both the Schaden and Partnership acquisitions have been accounted for as a reorganization of companies under common control as the entities had significant common ownership.


Note 14 - Employee Benefit Plan

The  Company has adopted a 401(k) plan during 1995 for its
employees.   Participation  is   voluntary         and
employees  are eligible to participate at age  21  and after
one  year of employment with the Company.          The
Company matches 50% of the employee's contribution up to 6% of the employee's salary. The Company may also make a discretionary contribution and/or an additional matching contribution.

A participant's vested benefit is fully distributed upon death or disability and is distributed upon termination of employment according to the following vested schedule:


     Years   of
       Services          Percentage
         1                  0%
         2                  25%
         3                  50%
         4                  75%
         5                 100%

The Company has contributed $10,525 and $19,878 to the Plan for the years ended December 31, 1996 and 1995, respectively.