Form 10QSB
period 1997-03-31
QUIZNOS CORP
filed 1997-05-15
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          FORM 10-QSB

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                               OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from           to

                Commission File Number 000-23174


                    THE QUIZNO'S CORPORATION

                  Colorado          84-1169286

                  1099 18th Street, Suite 2850
                    Denver, Colorado  80202

        Registrant's Telephone Number Is (303) 291-0999

     Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X    No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 Outstanding at
      Class                                       April 16, 1997
Common Stock, $0.001 par value                   2,865,746 shares






                    THE QUIZNO'S CORPORATION

               Commission File Number:  000-23174

                  Quarter Ended March 31, 1997


                          FORM 10-QSB

                 Part I  FINANCIAL INFORMATION



Consolidated Statements of Operations                 Page 1



Consolidated Balance Sheets                           Page 3



Consolidated Statements of Cash Flows                 Page 5



Consolidated Statement of Stockholders' Equity        Page 7



Notes to Consolidated Financial Statements            Page 8



Management's Discussion and Analysis of Financial
  Condition and Results of Operations                 Page 9



                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                               Three Months Ended
                                                    March 31,
                                             1997             1996
     FRANCHISE OPERATIONS:
     Revenue
       Royalty fees                  $  469,125       $  318,935
       Initial franchise fees           174,501          255,000
       Area director marketing fees     425,423          250,486
       Other                            105,309           55,170
       Interest revenue                  45,102           40,814
       Total revenue                  1,219,460          920,405
     Expenses
       Sales and royalty commissions   (257,512)        (133,726)
       Advertising and promotion        (31,057)         (56,741)
       General and administrative
        expenses                       (923,619)        (736,167)
       Total expenses                (1,212,188)        (926,634)
     Income (loss) from franchise
       operations                         7,272           (6,229)

     COMPANY STORE OPERATIONS:
     Sales by Company owned stores      612,740          627,992
     Expenses
       Cost of sales at Company stores (216,447)        (218,694)
       Cost of labor at Company stores (165,449)        (191,013)
       Other Company store expenses    (229,878)        (208,718)
       Total Expenses                  (611,774)        (618,425)
     Net income (loss) from Company
      stores                                966            9,567

     OTHER INCOME (EXPENSE):
     Research & development and new
      programs
       Direct retail advertising         (3,053)         (31,832)
       Research and development         (17,829)            --
     Other
       Sales by stores held for resale   74,002           16,946
       Expenses related to stores held
         for resale                     (98,542)         (30,529)
       Provision for bad debts          (10,500)          (2,100)
       Other                            (17,981)         (60,079)
       Depreciation and amortization    (76,809)         (71,643)
       Interest expense                 (75,432)         (17,149)
     Total other expense               (226,144)        (196,386)

     Net loss                          (217,906)        (193,048)
     Preferred stock dividends          (14,235)         (14,235)

     Net loss applicable to
       common shareholders            $(232,141)       $(207,283)

     Net loss per share of common
      stock                           $   (0.08)       $  (0.07)

     Weighted average common shares
       outstanding                    2,865,746       2,864,757

                             See notes to financial statements.


           THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS



                                  March 31,     December 31,
                                    1997           1996
CURRENT ASSETS:
  Cash and cash equivalents      $  1,639,609   $  2,127,330
  Restricted cash                        --           16,748
  Accounts receivable, net of
   allowance for doubtful
   accounts of $61,577 in 1997 and
    $51,077 in 1996                   443,953        363,602
  Current portion of notes receivable 374,996        501,255
  Other current assets                232,633        147,856
  Assets of stores held for resale     248,407       116,229
     Total current assets           2,939,598      3,273,020


Property and equipment, at cost,
 net of accumulated depreciation
 and amortization of $278,560 in
 1997 and $218,270 in 1996          1,557,331      1,458,979


OTHER ASSETS:
  Intangible assets, net of
   accumulated amortization of
   $512,597 in 1997 and $496,317
   in 1996                            579,511        557,483
  Deferred assets                   1,168,051        937,450
  Deposits                             59,258         37,630
  Notes receivable, net of
   allowance for doubtful accounts
   of $140,000 in 1997 and 1996       539,713        575,222
     Total other assets             2,346,533      2,107,785

                                   $6,843,462     $6,839,784

CURRENT LIABILITIES:
  Accounts payable             $   1,165,377  $   1,053,028
  Accrued liabilities                144,122         75,728
  Line of credit and notes payable      --          100,000
  Current portion of long term
   obligations                       143,056        375,595
  Provision for litigation
   settlement                         95,000         95,000
     Total current liabilities     1,517,555      1,699,351


Line of credit                          --          120,239
Long term obligations                174,340        203,801
Convertible subordinated debt      2,000,000      2,000,000
Deferred initial franchise fees     2,139,530     1,575,471
     Total liabilities             5,831,425      5,598,862


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par
    value, liquidation value of
    $6 per share plus unpaid and
    accumulated dividends,
    1,000,000 authorized,
    issued and outstanding 146,000
    in 1997 and in 1996                 146            146
  Common stock, $.001 par value,
   9,000,000 shares authorized,
   issued and outstanding 2,865,746
   in 1997 and 2,864,757 1996         2,866          2,865
  Capital in excess of par value  3,222,435      3,233,415
  Accumulated deficit            (2,213,410)    (1,995,504)
    Total stockholders' equity    1,012,037      1,240,922

                                 $ 6,843,462    $ 6,839,784



                        See notes to financial statements.



           THE QUIZNO'S CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three Months Ended
                                                March 31,
                                           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                             $  (217,906)   $  (193,048)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization           82,553         73,722
    Provision for losses on accounts
     receivable                             10,500          2,100
    Reserve for losses on stores sold          --         (19,609)
    Issuance of stock for services           3,256           --
    Promissory notes accepted for
     area director fees                    (65,319)      (178,986)
    Changes in assets and liabilities:
      Restricted cash                       16,748         (3,600)
      Accounts receivable                  (90,851)      (100,454)
      Other current assets                 (84,772)       (70,586)
      Accounts payable                     112,349        (41,517)
      Accrued liabilities                   38,394         24,018
      Deferred franchise costs            (223,411)       112,253
      Deferred initial franchise fees      564,059         49,493
      Other                                    --          (9,875)
     Net cash provided by (used in)
      operations                           146,600       (356,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment      (160,381)       (93,600)
  Purchase of Company owned stores        (133,261)          --
  Acceptance of notes receivable            (5,155)      (119,611)
  Principle payments received on notes
    receivable                             232,242         50,117
  Intangible assets                        (38,308)       (23,357)
  Other assets                             (21,627)        10,910
     Net cash used in investing
      activities                          (126,490)      (175,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable      --           5,000
  Principle payments on long term
    obligations                           (262,000)       (50,544)
  Principle payments on lines of credit   (220,239)       (55,000)
  Loan costs                               (10,357)            --
  Dividends paid                           (14,235)       (14,235)
     Net cash used in financing
       activities                         (506,831)      (114,779)

Net increase (decrease) in cash           (487,721)      (646,409)

Cash, beginning of period                2,127,330      1,684,422

Cash, end of period                   $  1,639,609    $ 1,038,013


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for
    interest                              $ 75,432        $17,149


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
     During the first quarter of 1997, the Company took back and began operating as Company owned a restaurant in Michigan that had been subleased in the first quarter of 1996 to a franchisee with an option to purchase the assets. The option was not exercised and the sublease was cancelled by the franchisee in January of 1997. The restaurant has been
     operated  as  a  store  held for resale  since  then.   During  the
     first quarter of 1996, the assets of the restaurant were reclassified from Assets of Stores Held for Resale to
     Property and Equipment, and written down to the amount of the franchisee's option price.


                           See notes to financial statements.




                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                     Convertible                        Additional
                   Preferred Stock       Common Stock     Paid-in   Accumulated
                   Shares    Amount    Shares    Amount    Capital    Deficit


Balances at
 January 1,
 1995              146,000   $146    2,860,000   $ 2,860  $3,339,495 $(684,964)

Issuance of
 common stock
 in exchange
 for general
 partnership
 interest              --     --         2,500         3       9,997      --

Purchase price
 paid for Quiz
 One Limited
 Partnership
 general partner's
 interest over
 historical book
 value (goodwill)      --     --           --          --    (10,000)     --

Issuance of
 common stock
 pursuant to
 employee benefit
 plan                  --     --         2,257          2      7,803      --

Preferred stock
 dividends             --     --           --           --   (56,940)     --

Net loss               --     --           --           --       --    (291,572)

Balances at
 Dec. 31,
 1995              146,000   146      2,864,757     2,865   3,290,355  (976,536)

Preferred
 stock
 dividends             --     --            --          --   (56,940)       --

Net loss               --     --            --          --       --  (1,018,968)

Balances at
 Dec. 31,
 1996             146,000    146      2,864,757     2,865  3,233,415 (1,995,504)

Issuance of
 common stock
 pursuant to
 employee
 benefit plan          --     --            989        1       3,255        --

Preferred
 stock
 dividends             --     --             --        --    (14,235)       --

Net loss               --     --             --        --         --   (217,906)

Balances at
 March 31,
 1997              146,000   $146     2,865,746   $2,866 $3,222,435 $(2,213,410)


                              See notes to financial statements.



                           THE QUIZNO'S CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three month periods ended March 31, 1997 and March 31, 1996 (b) the consolidated financial position at March 31, 1997 (c) the statements of cash flows for the three month periods ended March 31, 1997 and March 31, 1996 and (d) the consolidated changes in stockholders' equity for the three month period ended March 31,1997 have been made.

       2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-QSB to the Securities and Exchange Commission filed on March 29, 1997.

       3. The results for the three month period ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year of 1997.




                  THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION OR PLAN OF OPERATION


       Overview

       For the first quarter of 1997 the Company had income from franchise operations of $7,272 and income from Company owned store operations of $966, less other charges totaling $226,144, resulting in a loss for the quarter of $217,906. Other charges include the costs of new programs introduced in 1996, research and development, depreciation and amortization expense, interest expense, and certain other cost, which are discussed in more detail below.

       The Company's primary business is the franchising of Quizno's Restaurants. As a franchisor, revenue is derived from: (1) area director marketing fees, (2) initial franchise fees, and (3) royalties paid by its franchisees. Area director fees occur only once for each exclusive area sold. Although the Company believes there are a substantial number of markets remaining to be sold, eventually such fees are expected to decline as the number of remaining available markets declines. Initial franchise fees are one time fees paid upon the sale of a franchise and vary directly with the number of franchises the Company can sell and open. Royalties, on the other hand, are ongoing fees paid by every franchised restaurant and increase as the number of franchised restaurants open increase. Each of these sources of revenue contribute to the profitability of the Company, but the relative contribution of each source will vary as the Company matures. The Company expects that over time initial fees and royalties will generate proportionately more revenue than area director marketing fees.

       The following chart reflects the Company's revenue growth by source and the Company's restaurants for the first quarter of 1997 compared the first quarter of 1996:

                                                    Three Months Ended
                                                         March 31,
                                                   1997          1996
       Royalty   fees                            $ 469,125     $318,935
       Initial franchise fees                      174,501      255,000
       Area director fees                          425,423      250,486
       Other                                       105,309       55,170
       Interest                                     45,102       40,814
       Total franchise revenue                   1,219,460      920,405
       Sales by Company owned stores               612,740      627,992
       Sales by Stores held for resale              74,002       16,946
       Total   revenue                          $1,906,202   $1,565,343

                                                Three Months Ended
                                                      March 31,
                                                  1997          1996
       Restaurants open, beginning                 156         105
       New restaurants opened                       16          13
       Restaurants closed                           (1)         (2)
       Restaurants closed, scheduled to reopen      (1)        --
       Restaurants open, end                       170         116
       New franchises sold                          42          24
       Initial franchise fees collected          $791,000    $425,000
       Systemwide sales                      $9.5 million $7.2 million
       Average unit volume for 1996          $300,580 (1)
       Same store sales (2) (3)                  Down .4%   Down 8.9%

       (1) Excludes non-traditional units located in convenience stores and gas stations, and includes only units open all of 1996.
       (2) Same stores sales is based on 61 stores open since the beginning of 1996. Stores which transferred ownership during this period, or are in substantial default of the franchise agreement, are excluded.
       (3) Because of the Company is and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as units are included from more start up markets. The Company will continue to concentrate on its overall rapid growth as a primary goal and to provide interpretation of changes from year to year.


       Results of Operations

       Comparison of the first quarter of 1997 with the first quarter of
       1996

       Franchise revenue increased 32% in the first quarter of 1997 to $1,219,460 from $920,405 in the same quarter last year. Total revenue increased 22% in the first quarter of 1997 to $1,906,202 from $1,565,343 in the same quarter last year.


       Royalty fees increased 47% in the first quarter of 1997 to $469,125 from $318,935 in the first quarter of 1996. Royalty fees are a percentage of each franchisee's sales paid to the Company weekly or monthly and will increase as new franchises open, as the average royalty percentage increases, and increase or decrease based on average unit sales. At March 31,1997 there were 161 franchises open as compared to 108 March 31, 1996. The royalty was increased to 6% for all franchise agreements entered into after February 10, 1995. The royalty for Quizno's Express units is 8%. The Company has no immediate plans to further increase the royalty percent.

       The Company believes it is on track to reach a level of franchised units open in 1997 where royalty fees will begin to equal and then exceed its basic general and administrative expenses.

       Initial franchise fees decreased 32% in the first quarter of 1997 to $174,501 from $255,000 in the same quarter last year. Initial franchise fees are one time fees paid by franchisees as the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. In the first quarter of 1997, the Company opened one Company owned and 15 franchises as compared to 13 franchises opened in the same quarter last year. The Company's initial franchise fee has been $20,000 since 1994. Franchisees may purchase a second franchise for $15,000 and third and subsequent franchises for $10,000. The initial franchise fee for a Quizno's Express franchise is $10,000 for the first, $7,500 for the second, and $5,000 for the third and additional franchises purchased by the same franchisee.

       For four months during 1996 the Company offered approved existing franchisees the right to purchase one additional franchise for every currently effective franchise agreement for an initial fee of $1,000. All such franchises are required to be open in 1997. The Company sold 75 such franchises, two of which opened in the first quarter of 1997 and four of which were opened in 1996.

       Initial franchise fees collected by the Company are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at March 31, 1997 were $2,139,530 and represent 185 franchises sold but not yet in operation, compared to $1,575,471 at March 31, 1996 representing 77 franchises sold but not open. Direct costs related to the sale, primarily sales commissions paid or due to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid and due at the time of opening with respect to initial franchise fees deferred at March 31, 1997 were $846,615 ($492,764 at March 31, 1996).
       Approximately 50% of all initial franchisee fees received by the Company are paid to area directors for sales and opening commissions.



       The average franchise fee per unit opened decreased in 1997 due to a greater number of openings of Quizno's Express units, second or third units, and franchises sold for a special discount in 1996 to operating franchisees.

       Area Director Marketing Fees increased 70% in the first quarter of 1997 to $425,423 from $250,486 in the same quarter last year. Area director marketing fees are one time fees paid to the Company for the right to sell franchises in a designated, non-exclusive area. The fee was $.03 per person in the designated area through June 1996, $0.35 from July 1996 through March 1997, and $.05 beginning April 1, 1997. In addition, each area director is required to pay a training and equipment fee of $15,000 ($10,000 through June, 1996). The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In the first quarter of 1997 the Company sold 14 new area directorships including six existing area directors who purchased additional territory, as compared to four area directorships sold in the first quarter of 1996. At March 31, 1997, the Company had a total of 66 area directors who owned areas encompassing approximately 56.7% of the population of the United States.

       The Company offers area director applicants financing for up to 50% of the area director marketing fee. The amount financed is required to be paid to the Company in installments over five years at 15% interest. The promissory notes are personally signed by the area director, and depending on the personal financial strength of the area director, secured by collateral unrelated to the area directorship, usually a second mortgage on the area director's home. Of the 14 area directorships sold in the first quarter of 1997, three used this financing for $69,068, representing 16% of the area director marketing fees recognized in the first quarter of 1997. In the first quarter of 1996, a total of $22,500 was financed representing 9% of area director fee revenue.

       Other revenue increased by 91% in the first quarter of 1997 to $105,309 from $55,170 in the same quarter last year. Other revenue is primarily bookkeeping fees charged franchisees for whom the Company provided bookkeeping services. Since 1995 the Company's franchise agreement requires all new franchisees to utilize the Company's bookkeeping services for their first 12 months of operations. The fee per store is currently $350 per month.

       Sales and royalty commissions expense increased 93% to $257,512 in the first quarter of 1997 from $133,726 in the same quarter last year. Sales and royalty commissions are amounts paid to the area directors of the Company under its area director program.


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

       Advertising and promotion expense decreased $25,684 to $31,057 in the first quarter of 1997 from $56,741. Advertising and promotion expense represents national advertising of the Company's franchise opportunity combined with the costs of regularly scheduled orientation and discovery days for franchise and area director candidates.

       General and administrative expenses increased 25% to $923,619 in the first quarter of 1997 from $736,167 in the same quarter last year. General and administrative expenses include all the operating costs of the Company. The increase is primarily due to the addition of employees to service the rapidly growing network of Quizno's franchises and area directors. Although general and administrative expenses will likely continue to increase as the Company grows, management expects the rate of increase to decline.

       The Company believes its general and administrative expenses are adequate and are not in excessive in relation to the size and growth of the Company.

       Sales by Company owned stores decreased 2.4% in the first quarter of 1997 to $612,740 from $627,992 in the first quarter of 1996. During the first quarter of 1997 the Company operated 7 stores for the full 3 months, a total of 21 store operating months. In the first quarter of 1996, the Company also had a total of 21 store operating months. During the first quarter of 1997, the Company earned a profit of $966 at Company stores compared to a profit of $9,567 in the same quarter last year. At March 31, 1997, the Company had eight operating Company stores plus one store which operates only during baseball season.

       Research and development was $17,829 in the first quarter of 1997 compared to $0 in the same quarter last year. Research and development are costs incurred to research, test, and evaluate new concepts, products and menu items. The Company established a full time research and development function in the fourth quarter of 1996.

       Sales by stores held for resale increased to $74,002 in the first quarter of 1997 compared to $16,946 in the same quarter last year. In the first quarter of 1997, the Company operated two stores held for resale, one store which was sold to franchisee in April of 1997 and one which is offered for sale.

       The Company has in the past and may continue in the future to acquire or takeover franchised stores from franchisees who have been unable to operate successfully for reasons unrelated to the location or the market. In such cases, the Company will typically operate the restaurant, make any required improvements and repairs, re-staff, begin local store marketing, and ultimately transfer the restaurant to a new qualified franchisee. Occasionally the Company may in the future, as it has in the past, incur short term operating losses in cases where it takes over and remarkets a franchised store. However, the royalties paid over the long term by the new franchisee will normally offset or exceed such losses.

       Expenses related to stores held for resale increased to $98,542 in the first quarter of 1997 compared to $30,529 in the same quarter of last year. The expense includes costs of sales, labor, and other operating costs incurred at stores temporarily held and operated by the Company.

       Liquidity and Capital Resources

       Net cash provided by operating activities was $145,600 in the first quarter of 1997 compared to cash used by investing activities of $356,089 in the same quarter of last year.

       Cash used by investing activities for both quarters was primarily related to the acquisition or development of Company owned stores and the purchase of property and equipment.

       Net cash used in financing activities was $506,831 in the first quarter of 1997 compared to cash used in financing activities of $114,779 in the same quarter last year. Debt was reduced by $482,239 in the first quarter of 1997 compared to $105,544 in the same quarter last year.

       On December 31, 1996, the Company completed a debt financing for $2 million. The loan is payable interest only at 12.75%, $21,250 per month, through June 1998, interest and principal payments of $45,251 from July 1998 through November 2001, and a final balloon payments of $783,060 on December 31, 2001. Any outstanding balance on the loan is due in full if the Company has a secondary public offering of its stock. In connection with the loan, the lender has the right to purchase 372,847 shares of the Company's common stock for $3.10 per share.

       The proceeds of the loan are directed to be used $1,150,000 for a "turn key" development program, or a similar program resulting in the opening of additional Quizno's units, $400,564 to pay off existing debt outstanding at December 31, 1996, $80,000 for costs related to the financing, and $369,436 available for working capital.

       The "turn key" program commenced in 1997 with the first such units scheduled to open in June, 1997. Under the turn key program, funds will be used to procure, secure and develop new locations which, upon completion, will be sold to franchisees. The franchisee will reimburse the Company in full 100% of its development costs, plus pay a franchise fee of $20,000 and a development fee of $10,000. It is expected that franchisees will be able to borrow up to 70% of this amount from traditional small business lenders, and the remaining 30% will be the cash equity provided by the franchisee.

       The lender has agreed to subordinate its security interests to other lenders, including a line of credit lender, for amounts up to a total of $700,000. At March 31, 1997, the Company had $214,467 of such "senior" debt outstanding, thus leaving another $485,533 available. The Company intends to arrange a working capital line of credit for this amount.

       The working capital portion of the proceeds of the loan is unrestricted and may be used by the Company as required.

       In April of 1997, the Company purchased three submarine sandwich shop restaurants in Seattle, Washington from a competitor for a cash payment of $70,000 and the assumption of debt for $15,000. The competitor has the right to repurchase the restaurants by paying the Company $70,000 prior to May 16, 1997. If the restaurants are not repurchased, the Company plans to remodel these stores to meet Quizno's standards and specifications, and then sell the stores to franchisees. The remodeling costs are expected to cost a total of approximately $120,000.

       In April of 1997, the Company entered into a letter of intent to purchase two Quizno's restaurants in Denver, Colorado from a franchisee. The total purchase price is $204,000 to be paid $40,000 in cash, $44,000 in a promissory note due the seller, and $120,000 in the Company's common stock.


       Other than the above, the Company does not have any commitments or contract to build, acquire, or sell any additional Company owned stores.

       The Company's restaurant sales, and therefore royalties, during the months of November through February are generally lower due to the location of most of its restaurants.

       Forward-Looking Statements

       Certain of the information discussed in this annual report, and in particular in this section entitled "Management's Discussion and Analysis of Plan of Operations," are forward-looking statements that involve risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, without limitation, the effect of national and regional economic and market conditions, costs of labor and employee benefits, costs of marketing, costs of food and non-food items used in the operation of the Restaurants, intensity of competition for locations as well as customers, perception of food safety, legal claims, and the availability of financing for the Company and its franchisees. Many of these risk are beyond the control of the Company. In addition, specific reference is made to the "Risk Factors' contained in the Company's Prospectus, dated February 1, 1994, included in the Registration Statement filed by the Company in connection with its initial public offering (Registration No. 33-72378-D)".

       As described earlier, the Company's principal sources of income are royalty fees, initial franchise fees, and area director marketing fees. These sources are subject to a variety of factors that could adversely impact the profitability of the Company in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor in the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the above identified sources of income. Because of the Company's franchises are still concentrated in a few regional of the U.S., regional economic factors could adversely affect the Company's profitability. Weather, particularly severe winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans will also impact the Company's profitability. As eating habits change and types of cuisine move in and out of fashion, the
       Company's challenge will be to formulate a menu within the Company's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.



                           THE QUIZNO'S CORPORATION

                      Commission File Number:  000-23174

                         Quarter Ended March 31, 1997
                                  Form 10-QSB

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

                 None.

       Item 5.  Other Information

                 None.

       Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits

                      None.

                 (b) Reports on Form 8-K

                      April 22,     1997 Press release regarding 1996
                      operating results
                      January 21,   1997 Press release regarding
       financing agreement

                           THE QUIZNO'S CORPORATION

                      Commission File Number:  000-23174

                         Quarter Ended March 31, 1997

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

       Denver, Colorado
       May 14, 1997