Form 10QSB
period 1997-06-30
QUIZNOS CORP
filed 1997-08-12
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                           FORM 10-QSB

                   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                   ---------------------------------------------------------

                                                 OR

                    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                             FOR THE TRANSITION PERIOD FROM TO

                             COMMISSION FILE NUMBER 000-23174

                                  THE QUIZNO'S CORPORATION
                 (Exact name of registrant as specified in its charter)

               COLORADO                                           84-1169286
   (State of other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                             Identification No.

                               1099 18TH STREET, SUITE 2850
                                  DENVER, COLORADO  80202
                          (Address of principal executive offices)

                                      (303) 291-0999
                   (Registrant's telephone number, including area code)


     Check  whether  issuer  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X    No
          ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                        OUTSTANDING  AT
      CLASS                                              AUGUST 7, 1997
---------------------------------                        ----------------
Common Stock, $0.001 par value                          2,868,084 shares





                           THE QUIZNO'S CORPORATION

                     COMMISSION FILE NUMBER:  000-23174

                        QUARTER ENDED JUNE 30, 1997

                                FORM 10-QSB

                       PART I  FINANCIAL INFORMATION


Consolidated  Statements  of  Operations          Page  1

Consolidated  Balance  Sheets                     Page  3

Consolidated  Statements  of  Cash  Flows         Page  5

Consolidated Statement of Stockholders' Equity    Page  7

Notes  to  Consolidated  Financial  Statements    Page  8

Management's  Discussion  and  Analysis  of  Financial
 Condition or Plan of Operation                   Page 9



                             THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                         Statement of Operations


                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                     ------------------        ----------------
                                      1997        1996         1997      1996
                                     -------    -------        ------   -------
FRANCHISE OPERATIONS:
REVENUE
  Royalty fees                    $  537,360  $  395,286   $1,006,485  $714,221
  Initial franchise fees             672,500     242,500      847,001   497,500
  Area director marketing fees       470,327     637,169      895,750   887,655
  Other                              149,244      60,469      254,553   115,639
  Interest revenue                    39,144      42,735       84,246    83,549
                                    ---------  ----------  ----------  --------
  Total revenue                    1,868,575   1,378,159    3,088,035 2,298,564
                                    ---------  ----------  ----------  --------
EXPENSES
  Sales and royalty commissions      611,644     225,462      869,156   359,188
  Advertising and promotion           98,852      57,566      129,909   114,307
  General and administrative
   expenses                        1,054,448     955,932    1,978,067 1,692,099
                                    ---------  ----------  ----------  --------
  Total expenses                   1,764,944   1,238,960    2,977,132 2,165,594
                                    ---------  ----------  ----------  --------
NET INCOME FROM FRANCHISE OPERATIONS 103,631     139,199      110,903   132,970
                                    ---------  ----------  ----------  --------

COMPANY STORE OPERATIONS:
SALES BY COMPANY OWNED STORES        886,734     709,258    1,499,474 1,337,250
                                    ---------  ----------  ----------  --------
EXPENSES
  Cost of sales at Company stores    290,554     259,380      507,001   478,074
  Cost of labor at Company stores    231,996     196,690      397,446   387,703
  Other Company store expenses       293,905     235,977      523,782   444,695
                                   ---------  ----------   ------------ ------
  Total expenses                     816,455     692,047    1,428,229 1,310,472
                                   ---------  ----------  ----------  --------
NET INCOME FROM COMPANY STORES        70,279      17,211       71,245    26,778
                                   ---------  ----------  ----------  ---------

OTHER INCOME (EXPENSE):
RESEARCH & DEVELOPMENT AND NEW PROGRAMS
Direct retail advertising                --      (17,647)     $(3,053)  (49,479)
Research and development             (16,549)     (4,134)     (34,378)   (4,134)
OTHER
Sales by stores held for resale       37,284       3,626      111,286    20,572
Expenses related to stores held for
 resale                              (52,239)     (8,832)    (150,781)  (39,361)
Loss on sale of Company stores           --          --           --    (60,079)
Provision for bad debts              (11,164)     (2,100)     (21,664)   (4,200)
  Other                              (21,675)    (12,538)     (39,656)      --
  Depreciation and amortization      (88,981)    (67,930)    (165,791) (139,573)
  Interest expense                   (69,942)    (21,509)    (145,374)  (38,658)
                                   -----------  -----------  ---------   ------
TOTAL OTHER EXPENSE                 (223,266)   (131,064)    (449,411) (327,450)
                                   -----------  -----------  ----------- ------

NET INCOME (LOSS)                    (49,356)     25,346     (267,263) (167,702)
Preferred stock dividends            (14,235)    (14,235)     (28,470)  (28,470)
                                   -----------  -----------  ----------  -------

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS              $(63,591)   $ 11,111    $(295,733) $(196,172)
                                  =============  ========    =========  ========

NET INCOME (LOSS) PER SHARE OF
 COMMON STOCK                      $  (0.02)   $   0.00    $   (0.10) $   (0.07)
                                  ============  ==========   =========  ========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                     2,865,746    2,864,757    2,865,746  2,864,757
                                  ============  ==========    =======   ========


                              THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                            ASSETS


                                                 JUNE 30,       DECEMBER 31,
                                                  1997              1996
                                               -----------     --------------

CURRENT ASSETS:
  Cash and cash equivalents                       $  945,580    $2,127,330
  Restricted cash                                         --        16,748
  Accounts receivable, net of allowance for
    doubtful accounts of $71,466 in 1997 and
    $51,077 in 1996                                  598,290       363,602
  Current portion of notes receivable                458,351       501,255
  Other current assets                               232,400       147,856
  Assets of stores held for resale                   112,492       116,229
  Investment in turnkey stores under development     534,768            --
                                                  ----------      ----------
TOTAL CURRENT ASSETS                               2,881,881     3,273,020

PROPERTY AND EQUIPMENT AT COST, net of
  accumulated depreciation and amortization of
  $278,560 in 1997 and $218,270 in 1996            1,682,658     1,458,979

OTHER ASSETS:
  Intangible assets, net of accumulated amortization
   of $550,569 in 1997 and $496,317 in 1996          581,494       557,483
Deferred assets                                    1,390,873       937,450
Other                                                 57,530           --
  Deposits                                               --         37,630
  Notes receivable, net of allowance for doubtful
    accounts of $140,000 in 1997 and 1996            535,751       575,222
                                                   ---------      ---------
TOTAL OTHER ASSETS                                 2,565,648     2,107,785
                                                   ---------      ---------
                                                  $7,130,187    $6,839,784
                                                  ==========     ==========

CURRENT LIABILITIES:
  Accounts payable                                $1,645,960    $1,053,028
  Accrued liabilities                                 57,033        75,728
  Line of credit and notes payable                        --       100,000
  Current portion of long term obligations           159,075       375,595
  Provision for litigation settlement                 95,000        95,000
                                                     ----------  ----------
TOTAL CURRENT LIABILITIES                          1,957,068     1,699,351

LINE OF CREDIT                                           --        120,239

LONG TERM OBLIGATIONS                                159,144       203,801

CONVERTIBLE SUBORDINATED DEBT                      2,000,000     2,000,000

DEFERRED INITIAL FRANCHISE FEES                    2,037,530     1,575,471
                                                    ---------   ---------
TOTAL LIABILITIES                                  6,153,742     5,598,862

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, liquidation
    value of $6 per share plus unpaid and accumulated
    dividends, 1,000,000 authorized, issued and
    outstanding 146,000 in 1997 and in 1996              146           146
  Common stock, $.001 par value, 9,000,000 shares
    authorized, issued and outstanding 2,865,746 in
    1997 and 2,864,757 1996                            2,866         2,865
  Capital in excess of par value                   3,236,200     3,233,415
  Accumulated deficit                             (2,262,767)   (1,995,504)
                                                  ----------    -----------
TOTAL STOCKHOLDERS' EQUITY                           976,445     1,240,922
                                                  ----------    -----------

                                                  $7,130,187    $6,839,784
                                                  ==========    ==========


                                THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          --------                    ----
                                                          SIX MONTHS ENDED
                                                                JUNE 30,
                                                        ----------------------
                                                         1997           1996
                                                        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(267,263)    $(167,702)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                        134,687       139,573
    Provision for losses on accounts receivable           10,500         4,200
    Reserve for losses on stores sold                        --        (45,371)
    Issuance of stock for services                         3,256            --
    Issuance of stock options for services                 8,000            --
    Promissory notes accepted for area director fees    (182,297)     (325,712)
    Changes in assets and liabilities:
      Restricted cash                                     16,748          (412)
      Accounts receivable                               (245,188)      (91,033)
      Other current assets                               (84,546)      (87,650)
      Accounts payable                                   592,934        39,610
      Accrued liabilities                                (18,695)       15,061
      Deferred franchise costs                          (417,488)    (150,399)
      Deferred initial franchise fees                    462,059      185,431
      Other                                                  --       (12,101)
                                                      ----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATIONS                 32,707     (496,505)
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (127,556)    (181,735)
  Purchase of property and equipment turnkeys
    under development                                   (534,768)         --
  Purchase of Company owned stores                      (174,898)         --
  Disposal of property and equipment                       9,249          --
  Acceptance of notes receivable                         (26,000)    (135,000)
  Principle payments received on notes receivable        290,672       92,365
  Intangible assets                                      (78,263)     (12,389)
  Other assets                                           (19,901)       7,584
                                                      ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                   (661,465)    (229,175)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                     --         29,511
Principle payments on long term obligations             (261,177)    (118,554)
Principle payments on lines of credit                   (220,239)     (50,000)
Loan costs                                               (43,106)         --
Dividends paid                                           (28,470)     (28,470)
                                                       -----------  -----------
NET CASH USED IN FINANCING ACTIVITIES                   (552,992)    (167,513)
                                                       -----------  -----------

NET DECREASE IN CASH                                  (1,181,750)    (893,193)

CASH, BEGINNING OF PERIOD                              2,127,330    1,684,422
                                                       -----------  -----------

CASH, END OF PERIOD                                     $945,580     $791,229
                                                         ========   =========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest         $     145,374     $ 38,658
                                                     ============= ============



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

     (continued on next page)



                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        CONVERTIBLE                        ADDITIONAL  ACCUM-
                       PREFERRED STOCK     COMMON STOCK      PAID-IN   ULATED
                       SHARES  AMOUNT    SHARES     AMOUNT   CAPITAL  DEFICIT
                       -------- ------- -------- -------- -------   ---------
BALANCES AT JANUARY 1,
  1995                   146,000  $146 2,860,000 $2,860 $3,339,495 $  (684,964)

Issuance of common stock
 in exchange for general
 partnership interest       --      --     2,500     3       9,997         --

Purchase price paid for
 Quiz One Limited
 Partnership general
 partner's interest
 over historical
 book value (goodwill)      --      --      --      --     (10,000)         --

Issuance of common stock
 pursuant to employee
 benefit plan               --      --    2,257      2       7,803          --

Preferred stock dividends   --      --      --      --     (56,940)         --

Net loss                    --      --      --      --          --    (291,572)
                         -------  ------  ------- -------  --------   --------

BALANCES AT DEC. 31,
 1995                    146,000  146  2,864,757   2,865  3,290,355   (976,536)

Preferred stock
 dividends                  --      --     --       --      (56,940)        --

Net loss                    --      --     --       --          --  (1,108,968)
                         -------  -----  -------- -------- -------- ----------

BALANCES AT DEC. 31,
 1996                    146,000  146  2,864,757   2,865  3,233,415 (1,995,504)

Issuance of common
 stock pursuant to
 employee benefit plan     --      --        989       1      3,255         --

Issuance of common
 stock purchase
 options to certain
 area directors            --      --       --         --    28,000         --

Preferred stock dividends  --      --       --         --   (28,470)        --

Net loss                   --      --       --         --        --         --
                        ------- ------ ----------  --------- --------    -------

BALANCES AT JUNE 30,
 1997                    146,000  $146  2,865,746 $2,866 $3,236,200 $(2,262,767)
                         ======= ====== ========== =============================



                                  THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three and six month periods ended June 30, 1997 and June 30, 1996 (b) the consolidated financial position at June 30,
1997 (c) the statements of cash flows for the six month periods ended June 30, 1997 and June 30, 1996 and (d) the consolidated changes in stockholders' equity for the six month period ended June 30,1997 have been made.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-KSB to the Securities and Exchange Commission filed on March 29, 1997.

3. The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year of 1997.


                       THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION OR PLAN OF OPERATION

OVERVIEW

For the second quarter of 1997 the Company had income from franchise operations of $103,631 and income from Company owned store operations of $70,279, less other charges totaling $223,266, resulting in a loss for the quarter of $49,356 compared to a profit of $25,346 for the same quarter last year. For the six months ended June 30, 1997, the Company had income from franchise operations of $110,903 and income from Company owned store operations of $71,245, less other charges totaling $449,411, resulting in a loss of $267,263, compared to a loss of $167,702 for the same period last year. Other charges include the costs of new programs, research and development, depreciation and amortization expense, interest expense, and certain other cost, which are discussed in more detail below.

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

The following chart reflects the Company's revenue growth by source and the Company's restaurants for the first half of 1997 compared the first half of 1996:


                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION OR PLAN OF OPERATION (CONTINUED)




                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                     ------------------    -----------------
                                      1997        1996      1997       1996
                                     ------      ------    ------     ------
Royalty fees                        $537,360    $395,286  $1,006,485   $714,221
Initial franchise fees               672,500     242,500     847,001    497,500
Area director fees                   470,327     637,169     895,750    887,655
Other                                149,244      60,469     254,553    115,639
Interest                              39,144      42,735      84,246     83,549
                                     -------   ---------   ---------    -------
Total franchise revenue            1,868,575   1,378,159   3,088,035  2,298,564
Sales by Company owned stores        886,734     709,258   1,499,474  1,337,250
Sales by Stores held for resale       37,284       3,626     111,286     20,572
                                   ---------   ---------   ---------   --------
Total revenue                     $2,792,593  $2,091,043  $4,698,795 $3,656,386
                                   =========   =========   =========   ========

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                               JUNE 30,                  JUNE 30,
                           ------------------       ----------------
                             1997        1996         1997       1996
                            ------      ------       ------     -----
Restaurants open, beginning   170         116           156        105
New restaurants opened         41          13            57         26
Restaurants closed             (6)         (1)           (7)        (3)
Restaurants closed, scheduled
  to reopen                    (2)         --            (3)        --
                           -----------  ---------    --------     ------
Restaurants open, end         203         128            203       128
                           ===========  =========    ========     ======
New franchises sold            36          30             78        54
Initial franchise fees
 collected                 $500,000     $343,000      $1,258,000       $768,000
Systemwide sales        $11.8 million $8.9 million  $21.4 million $16.2 million

RESULTS OF OPERATIONS


Comparison of the first half of 1997 with the first half of 1996 and the second quarter of 1997 with the second quarter of 1996

Franchise revenue increased 36% in the second quarter of 1997 to $1,868,575 from $1,378,159 in the same quarter last year. For the first half of 1997, franchise revenue increased by 34% to $3,088,035 from $2,298,564 last year. Total revenue increased 34% in the second quarter of 1997 to $2,792,593 from $2,091,043 in the same quarter last year and 28% in the first half of 1997 to $4,698,795 from $3,656,386.

ROYALTY FEES increased 36% in the second quarter of 1997 to $537,360 from $395,286 in the second quarter of 1996. For the first half of 1997, royalty fees increased 41% compared to the first half of 1996. Royalty fees are a percentage of each franchisee's sales paid to the Company weekly or monthly and will increase as new franchises open, as the average royalty percentage increases, and increase or decrease based on average unit sales. At June 30, 1997 there were 192 franchises open as compared to 121 June 30, 1996. The royalty was increased to 6% for all franchise agreements entered into after February 10, 1995. The royalty for Quizno's Express units is 8%. The Company has no immediate plans to further increase the royalty percent.

The Company believes it is on track to reach a level of franchised units open in 1997 where royalty fees will begin to equal and then exceed its basic general and administrative expenses.

INITIAL FRANCHISE FEES increased 177% in the second quarter of 1997 to $672,500 from $242,500 in the same quarter last year. For the first half of 1997, initial franchises fees increased 70% compared to the first half of 1996. Initial franchise fees are one time fees paid by franchisees as the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. In the first half of 1997, the Company opened one Company owned and 56 franchises as compared to 26 franchises opened in the same quarter last year. The Company's initial franchise fee has been $20,000 since 1994. Franchisees may purchase a second franchise for 75% and third and subsequent franchises for 50% of the then-current franchise fee. The initial franchise fee for a Quizno's Express franchise is $10,000 for the first, $7,500 for the second, and $5,000 for the third and additional franchises purchased by the same franchisee.

For four months during 1996 the Company offered approved existing franchisees the right to purchase one additional franchise for every currently effective franchise agreement for an initial fee of $1,000. All such franchises are required to be open in 1997. The Company sold 75 such franchises, seven of which opened in the first half of 1997 and four of which were opened in 1996.

Initial franchise fees collected by the Company are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at June 30, 1997 were $2,037,530 and represent 170 franchises sold but not yet in operation, compared to $1,494,586 at June 30, 1996 representing 77 franchises sold but not open. Direct costs related to the sale, primarily sales commissions paid or due to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid and due at the time of opening with respect to initial franchise fees deferred at June 30, 1997 were $1,062,190 ($531,702 at June 30, 1996). Approximately 50%
of  all  initial  franchisee  fees


received by the Company are paid to area directors for sales and opening commissions.

The average franchise fee per unit opened decreased in 1997 due to a greater number of openings of Quizno's Express units, second or third units, and franchises sold for a special discount in 1996 to operating franchisees.

AREA DIRECTOR MARKETING FEES decreased 26% in the second quarter of 1997 to $470,327 from $637,169 in the same quarter last year. For the first half of 1997, area director marketing fees increased 1% compared to the first half of 1996. Area director marketing fees are one time fees paid to the Company for the right to sell franchises in a designated, non-exclusive area. The fee was $.03 per person in the designated area through June 1996, $0.35 from July 1996 through March 1997, and $.05 beginning April 1, 1997. In addition, each area director is required to pay a training and equipment fee of $15,000 ($10,000 through June 1996). The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In the first half of 1997 the Company sold 19 new area directorships including eight existing area directors who purchased additional territory, as compared to 19 area directorships sold in the first half of 1996. At June 30, 1997, the Company had a total of 69 area directors who owned areas encompassing approximately 60% of the population of the United States.

The Company offers area director applicants financing for up to 50% of the area director marketing fee. The amount financed is required to be paid to the Company in installments over five years at 15% interest. The promissory notes are personally signed by the area director, and depending on the personal financial strength of the area director, secured by collateral unrelated to the area directorship, usually a second mortgage on the area director's home. Of the 19 area directorships sold in the first half of 1997, six used this financing for $197,344, representing 22% of the area director marketing fees recognized in the first half of 1997. In the first half of 1996, a total of $22,500 was financed representing 2.5% of area director fee revenue.

OTHER REVENUE increased by 147% in the second quarter of 1997 to $149,244 from $60,469 in the same quarter last year. For the first half of 1997, other revenue increased 120% compared to the first half of 1996. Other revenue is primarily bookkeeping fees charged franchisees for whom the Company provided bookkeeping services and to a lesser degree design and equipment fees. Since 1995 the Company's franchise agreement requires all new franchisees to utilize the Company's bookkeeping services for their first 12 months of operations. The fee per store is currently $350 per month.

SALES AND ROYALTY COMMISSIONS expense increased 171% to $611,644 in the second quarter of 1997 from $225,462 in the same quarter last year. For the first half of 1997, sales and royalty commissions expense increased 141% compared to the first half of 1996. Sales and royalty commissions are amounts paid to the area directors of the Company under its area director program.

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

Sales and royalty commissions expense will increase in direct proportion to initial franchise fee revenue, royalty revenue, and area director marketing fees respectively.

The Company has, and expects it will continue to benefit from its area director program, including the commission amounts paid to area directors, from both accelerated growth and a reduction in employee costs, travel costs, and other overhead costs the Company would incur if it were required to perform the area directors functions.

ADVERTISING AND PROMOTION expense increased $41,286 to $98,852 in the second quarter of 1997 from $57,566. For the first half of 1997, advertising and promotion expenses increased $15,602 to $129,909. Advertising and promotion expense represents national advertising of the Company's franchise opportunity combined with the costs of regularly scheduled orientation and discovery days for franchise and area director candidates.

GENERAL AND ADMINISTRATIVE expenses increased 10% to $1,054,448 in the second quarter of 1997 from $955,932 in the same quarter last year. For the first half of 1997, general and administrative expenses increased 17% compared to the first half of 1996. General and administrative expenses include all the operating costs of the Company. The increase is primarily due to the addition of employees to service the rapidly growing network of Quizno's franchises and area directors. Although general and administrative expenses will likely continue to increase as the Company grows, management expects the rate of increase to decline.

The Company believes its general and administrative expenses are adequate and are not in excessive in relation to the size and growth of the Company.

COMPANY STORE OPERATIONS earned $70,279 on sales of $886,734 in the second quarter of 1997, compared to earning of $17,211 on sales of $709,258 in the same quarter last year. For the first half of 1997, Company stores earned $71,245 on sales of $1,499,474, compared to earnings of $26,778 on sales of $1,337,250 in the first half of 1996. In the second quarter of 1997, the Company operated ten stores for the full three months, a total of 30 store operating months, compared to a total of 22 store operating months in the same quarter last year. For the first half of 1997, the Company operated stores for a total of 54 store operating months compared to a total of 43 store operating months in the first half of 1996. At June 30, 1997, the Company had ten operating Company owned stores including one store which operates only during baseball season.

DIRECT RETAIL ADVERTISING EXPENSE was zero in the second quarter and $3,053 for the first half of 1997, compared to $17,647 and $49,479, respectively, in the same periods last year. Direct retail advertising reflects funds voluntarily contributed to certain Quizno's franchisee advertising cooperatives. The Company intentionally made significant contributions to certain cooperatives in 1996 in order to promote awareness of the Quizno's name and accelerate development of the Quizno's concept in new markets. The Company has no plans to make any such contributions or to incur significant direct retail advertising expense in 1997.

RESEARCH AND DEVELOPMENT was $16,549 in the second quarter of 1997 compared to $4,134 in the same quarter last year. For the first half of 1997, research and development was $34,738 compared to $4,134 for the first half of 1996. Research and development are costs incurred to research, test, and evaluate new concepts, products and menu items. The Company established a full time research and development function in 1996.

STORES HELD FOR RESALE lost $14,955 on sale of $37,284 in the second quarter of 1997, compared to a loss of $5,206 on sales of $3,626 in the same quarter last year. For the first half of 1997, stores held for resale lost $39,495 on sales of $111,286, compared to a loss of $18,789 on sales of $20,572 in the first half of 1996. In the first half of 1997, the Company operated one store held for resale until it was sold to a franchisee in April, 1997, and one since February 1997, which was still held at June 30, 1997. In 1996, the Company operated one store held for resale from February 1996, until it was sold to a franchisee in April 1996.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES was $32,707 in the first half of 1997 compared to cash used by operating activities of $496,505 in the same period of last year.

CASH USED BY INVESTING ACTIVITIES was $661,465 for the first half of 1997, compared to cash used in investing activities of $229,175 in the same period last year. For both periods cash used by investing activities was primarily related to the acquisition or development of Company owned stores and the purchase of property and equipment.

NET CASH USED IN FINANCING ACTIVITIES was $552,992 in the first half of 1997 compared to cash used in financing activities of $167,513 in the same period last year. Debt was reduced by $481,416 in the first half of 1997 compared to $168,554 in the same period last year.

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

The proceeds of the loan are directed to be used $1,150,000 for a "turnkey" development program, or a similar program resulting in the opening of additional Quizno's units, $400,564 to pay off existing debt outstanding at December 31, 1996, $80,000 for costs related to the financing, and $369,436 available for working capital.

The "turnkey" program commenced in 1997 with the first such units scheduled to open in August 1997. Under the turnkey program, funds will be used to procure, secure and develop new locations which, upon completion, will be sold to franchisees. The franchisee will reimburse the Company in full 100% of its development costs, plus pay a franchise fee of $20,000 and a development fee of $10,000. It is expected that franchisees will be able to borrow up to 70% of this amount from traditional small business lenders, and the remaining 30% will be the cash equity provided by the franchisee.

At June 30, 1997, the Company had invested a total of $534,768 in turnkey locations. As the turnkey units are sold, the Company's investment will be paid back in cash with such funds then earmarked for future turnkey units.

The lender has agreed to subordinate its security interests to other lenders, including a line of credit lender, for amounts up to a total of $700,000. At June 30, 1997, the Company had $214,467 of such "senior" debt outstanding, thus leaving another $485,533 available. The Company intends to arrange a working capital line of credit for this amount.

The  working  capital  portion of the proceeds of the loan is unrestricted and
may    be  used  by  the  Company  as  required.

In July of 1997, the Company purchased two Quizno's restaurants in Boulder, Colorado from a franchisee. The total purchase price is $178,210 to be paid $74,781 in cash and $103,429 in a promissory note due the seller.

Other than the above, the Company does not have any commitments or contract to build, acquire, or sell any additional Company owned stores.

The Quizno's restaurant sales, and therefore royalties, during the months of November through February are generally lower due to the location of most of its restaurants.

FORWARD-LOOKING  STATEMENTS

Certain of the information discussed in this report, and in particular in this section entitled "Management's Discussion and Analysis of Plan of Operations," are forward-looking statements that involve risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, without limitation, the effect of national and regional economic and market conditions, costs of labor and employee benefits, costs of marketing, costs of food and non-food items used in the operation of the Restaurants, intensity of competition for locations as well as customers, perception of food safety, legal claims, and the availability of financing for the Company and its franchisees. Many of these risk are beyond the control of the Company. In addition, specific reference is made to the "Risk Factors" contained in the Company's Prospectus, dated February 1, 1994, included in the Registration Statement filed by the Company in connection with its initial public offering (Registration No. 33-72378-D).

As described earlier, the Company's principal sources of income are royalty fees, initial franchise fees, and area director marketing fees. These sources are subject to a variety of factors that could adversely impact the profitability of the Company in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor in the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the above identified sources of income. Because the Company's operating franchises are still concentrated in a few regional of the U.S., regional economic factors could adversely affect the Company's profitability. Weather, particularly severe winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans will also impact the Company's profitability. As eating habits change and types of cuisine move in and out of fashion, the Company's challenge will be to formulate a menu within the Company's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.


                      THE QUIZNO'S CORPORATION

                 COMMISSION FILE NUMBER:  000-23174
                    QUARTER ENDED JUNE 30, 1997
                             FORM 10-QSB

                     PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
None.

Item 2.  Changes in Securities
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on June 6, 1997.
At the meeting, the shareholders voted on three proposals. The results of the voting are as follows:



Proposal #1        Election of Directors         For         Withheld
                      Richard E. Schaden       2,358,516      17,610
                      Richard F. Schaden       2,358,516      17,610
                      Frederick H. Schaden     2,363,166      12,960
                      J. Eric Lawrence         2,363,216      12,910
                      Brownell M. Bailey       2,363,516      12,610

Proposal #2   Increase the number of shares reserved under the Company's
              Non-Employee  Directors and Advisors Stock Option Plan

               For               Against          Abstain       Not Voted
            2,278,448            45,539            27,039         25,100


Proposal #3     Ratify the selection by the Board of Directors of Ehrhardt
Keefe Steiner & Hottman, P.C. as independent auditors of the Company for the 1997 fiscal year


                 For           Against            Abstain          Not Voted
              2,362,877         7,310              5,639              300


Item 5.     Other Information
None.

Item 6.     Exhibits and Reports on Form 8-K
           (a)         Exhibits
                       None.
           (b)         Reports on Form 8-K


Form 8-K of the Registrant, dated May 16, 1997, reporting in Item 5 the results of the first quarter of 1997 (filed May 28, 1997).

Form 8-K of the Registrant, dated June 26, 1997, reporting in Item 5 on the signing of Area Director Marketing Agreements (filed June 27, 1997).

Form 8-K of the Registrant, dated July 31, 1997, reporting in Item 5 the store openings for the second quarter of 1997 (filed August 1, 1997).



                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE QUIZNO'S CORPORATION



By: Original signed by John L. Gallivan
   ------------------------------------
      John L. Gallivan
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

Denver, Colorado
August 11 1997