Form 10QSB/A
period 1997-06-30
QUIZNOS CORP
filed 1997-08-19
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                           FORM 10-QSB/A

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

                                FORM 10-QSB/A

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
                                  ============  ==========    =======   ========


                              THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                            ASSETS


                                                 JUNE 30,       DECEMBER 31,
                                                  1997              1996
                                               -----------     --------------

CURRENT ASSETS:
  Cash and cash equivalents                       $  945,580    $2,127,330
  Restricted cash                                         --        16,748
  Accounts receivable, net of allowance for
    doubtful accounts of $71,466 in 1997 and
    $51,077 in 1996                                  598,290       363,602
  Current portion of notes receivable                458,351       501,255
  Other current assets                               232,400       147,856
  Assets of stores held for resale                   112,492       116,229
  Investment in turnkey stores under development     534,768            --
                                                  ----------      ----------
TOTAL CURRENT ASSETS                               2,881,881     3,273,020

PROPERTY AND EQUIPMENT AT COST, net of
  accumulated depreciation and amortization of
  $278,560 in 1997 and $218,270 in 1996            1,682,658     1,458,979

OTHER ASSETS:
  Intangible assets, net of accumulated amortization
   of $550,569 in 1997 and $496,317 in 1996          581,494       557,483
Deferred assets                                    1,390,873       937,450
Other                                                 57,530           --
  Deposits                                               --         37,630
  Notes receivable, net of allowance for doubtful
    accounts of $140,000 in 1997 and 1996            535,751       575,222
                                                   ---------      ---------
TOTAL OTHER ASSETS                                 2,565,648     2,107,785
                                                   ---------      ---------
                                                  $7,130,187    $6,839,784
                                                  ==========     ==========

CURRENT LIABILITIES:
  Accounts payable                                $1,645,960    $1,053,028
  Accrued liabilities                                 57,033        75,728
  Line of credit and notes payable                        --       100,000
  Current portion of long term obligations           159,075       375,595
  Provision for litigation settlement                 95,000        95,000
                                                     ----------  ----------
TOTAL CURRENT LIABILITIES                          1,957,068     1,699,351

LINE OF CREDIT                                           --        120,239

LONG TERM OBLIGATIONS                                159,144       203,801

CONVERTIBLE SUBORDINATED DEBT                      2,000,000     2,000,000

DEFERRED INITIAL FRANCHISE FEES                    2,037,530     1,575,471
                                                    ---------   ---------
TOTAL LIABILITIES                                  6,153,742     5,598,862

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, liquidation
    value of $6 per share plus unpaid and accumulated
    dividends, 1,000,000 authorized, issued and
    outstanding 146,000 in 1997 and in 1996              146           146
  Common stock, $.001 par value, 9,000,000 shares
    authorized, issued and outstanding 2,865,746 in
    1997 and 2,864,757 1996                            2,866         2,865
  Capital in excess of par value                   3,236,200     3,233,415
  Accumulated deficit                             (2,262,767)   (1,995,504)
                                                  ----------    -----------
TOTAL STOCKHOLDERS' EQUITY                           976,445     1,240,922
                                                  ----------    -----------

                                                  $7,130,187    $6,839,784
                                                  ==========    ==========


                                THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          --------                    ----
                                                          SIX MONTHS ENDED
                                                                JUNE 30,
                                                        ----------------------
                                                         1997           1996
                                                        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(267,263)    $(167,702)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                        134,687       139,573
    Provision for losses on accounts receivable           10,500         4,200
    Reserve for losses on stores sold                        --        (45,371)
    Issuance of stock for services                         3,256            --
    Issuance of stock options for services                28,000            --
    Promissory notes accepted for area director fees    (182,297)     (325,712)
    Changes in assets and liabilities:
      Restricted cash                                     16,748          (412)
      Accounts receivable                               (245,188)      (91,033)
      Other current assets                               (84,546)      (87,650)
      Accounts payable                                   592,934        39,610
      Accrued liabilities                                (18,695)       15,061
      Deferred franchise costs                          (417,488)    (150,399)
      Deferred initial franchise fees                    462,059      185,431
      Other                                                  --       (12,101)
                                                      ----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATIONS                 32,707     (496,505)
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (127,556)    (181,735)
  Purchase of property and equipment turnkeys
    under development                                   (534,768)         --
  Purchase of Company owned stores                      (174,898)         --
  Disposal of property and equipment                       9,249          --
  Acceptance of notes receivable                         (26,000)    (135,000)
  Principle payments received on notes receivable        290,672       92,365
  Intangible assets                                      (78,263)     (12,389)
  Other assets                                           (19,901)       7,584
                                                      ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                   (661,465)    (229,175)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                     --         29,511
Principle payments on long term obligations             (261,177)    (118,554)
Principle payments on lines of credit                   (220,239)     (50,000)
Loan costs                                               (43,106)         --
Dividends paid                                           (28,470)     (28,470)
                                                       -----------  -----------
NET CASH USED IN FINANCING ACTIVITIES                   (552,992)    (167,513)
                                                       -----------  -----------

NET DECREASE IN CASH                                  (1,181,750)    (893,193)

CASH, BEGINNING OF PERIOD                              2,127,330    1,684,422
                                                       -----------  -----------

CASH, END OF PERIOD                                     $945,580     $791,229
                                                         ========   =========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest         $     145,374     $ 38,658
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


                      THE QUIZNO'S CORPORATION

                 COMMISSION FILE NUMBER:  000-23174
                    QUARTER ENDED JUNE 30, 1997
                             FORM 10-QSB/A

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