Form 10QSB
period 1997-09-30
QUIZNOS CORP
filed 1997-10-09
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-QSB

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
              ---------------------------------------------------------

                                     OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER 000-23174

                            THE QUIZNO'S CORPORATION
               (Exact name of registrant as specified in its charter)

            COLORADO                                           84-1169286
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                                  1099 18TH STREET, SUITE 2850
                                     DENVER, COLORADO  80202
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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                       OUTSTANDING  AT
               CLASS                                    OCTOBER 3, 1997
---------------------------------                        ----------------
   Common Stock, $0.001 par value                        2,904,567 shares




                                 THE QUIZNO'S CORPORATION

                             COMMISSION FILE NUMBER:  000-23174

                              QUARTER ENDED SEPTEMBER 30, 1997


                                     FORM 10-QSB

                            PART I FINANCIAL INFORMATION



Consolidated Statements of Operations                         Page  1


Consolidated Balance Sheets                                   Page  3


Consolidated Statements of Cash Flows                         Page  5


Consolidated Statement of Stockholders' Equity                Page  8


Notes to Consolidated Financial Statements                    Page  9


Management's Discussion and Analysis of Financial
 Condition or Plan of Operation                               Page 10






                       THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION OR PLAN OF OPERATION

                          CONSOLIDATED STATEMENTS OF OPERATIONS




                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,          SEPTEMBER 30,
                               -------------------     ------------------
                               1997         1996        1997       1996
                            ----------  ------------   ---------  --------
FRANCHISE OPERATIONS:
REVENUE
 Royalty fees                 $728,758       $424,349   $1,735,243  $1,138,570
 Initial franchise fees        743,000        338,000    1,590,001     835,500
 Area director marketing fees  553,031        210,382    1,448,781   1,098,037
 Other                         146,261         66,286      400,814     181,924
 Interest revenue               23,187         33,113      107,433     116,662
                         --------------  -----------   ----------  ----------
  Total revenue              2,194,237      1,072,130    5,282,272   3,370,693
                         --------------  -----------   ----------  -----------
EXPENSES
  Sales and royalty
   commissions                 711,393        235,403    1,580,549     594,591
  Advertising and promotion     51,609         53,472      181,518     167,779
  General and administrative
   expenses                  1,216,974        925,192    3,195,042   2,617,291
                        --------------    -----------   ----------  ----------
 Total expenses              1,979,976      1,214,067    4,957,109   3,379,661
                        --------------    -----------   ----------  ----------
NET INCOME FROM
 FRANCHISE OPERATIONS          214,261       (141,937)     325,163      (8,968)
                        --------------    -----------   ----------  ----------

COMPANY STORE OPERATIONS:
SALES BY COMPANY OWNED
STORES                       1,185,744        770,895    2,685,219   2,108,145
                        --------------    -----------   ----------  ----------
EXPENSES
  Cost of sales at
   Company stores              373,332        274,980      880,333     753,054
  Cost of labor at
   Company stores              297,915        230,570      694,988     618,273
  Other Company store
   expenses                    396,150        211,723      920,306     656,418
                        --------------    -----------   ----------  ----------
  Total expenses             1,067,397        717,273    2,495,627   2,027,745
                        --------------    -----------   ----------  ----------
NET INCOME FROM COMPANY
 STORES                        118,347         53,622      189,592      80,400
                        --------------    -----------   ----------  ----------

OTHER INCOME (EXPENSE):
RESEARCH & DEVELOPMENT AND
 NEW PROGRAMS                 (19,321)       (60,349)       56,752     113,962

OTHER
Sales by stores held for
 resale                        29,680            --        140,966      20,572
Expenses related to stores
 held for resale              (45,484)           --       (196,265)    (39,361)
Loss on sale of Company
 stores                           --             --             --     (60,079)
Provision for bad debts        (7,000)       (10,885)      (28,664)    (15,085)
  Other                       (14,508)       (16,301)      (54,163)    (28,839)
  Depreciation and
   amortization               (98,328)       (71,861)     (264,119)   (211,433)
  Interest expense            (73,589)       (17,420)     (218,963)    (56,078)
                             ----------   ----------   ---------   -----------
TOTAL OTHER EXPENSE          (228,550)      (176,816)     (677,960)   (504,265)
                             ----------   ----------   ----------  ----------

NET INCOME (LOSS)             104,058       (265,131)     (163,205)   (432,833)
Preferred stock dividends     (14,235)       (14,235)      (42,705)    (42,705)
                             ----------   ----------   ----------  ---------

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS        $ 89,823      $(279,366)    $(205,910)  $(475,538)
                             ==========   ==========   =========== =========

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE    $   0.03      $   (0.10)    $   (0.07)  $   (0.17)
                              ==========  ===========  ==========  ==========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  (SEE NOTE 6)              3,427,408      2,864,757     2,867,868   2,864,757
                             ==========   ==========  ==========  ==========



                      THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                            ASSETS
                                            ------

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1997           1996
                                               --------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                       $1,218,957  $    2,127,330
  Restricted cash                                         --          16,748
  Accounts receivable, net of allowance for
    doubtful accounts of $69,544 in 1997 and
    $51,077 in 1996                                  541,934         363,602
  Current portion of notes receivable              1,045,019         501,255
  Other current assets                               250,392         147,856
  Assets of stores held for resale                   135,068         116,229
  Investment in turnkey stores under development     309,666              --
                                                  ----------  --------------
TOTAL CURRENT ASSETS                               3,501,036       3,273,020

PROPERTY AND EQUIPMENT AT COST, net of
  accumulated depreciation and amortization of
  $362,830 in 1997 and $218,270 in 1996            1,763,742       1,458,979
                                                 -----------     -----------

OTHER ASSETS:
 Intangible assets, net of accumulated amortization
  of $602,378 in 1997 and $496,317 in 1996           586,767        557,483
 Deferred assets                                     948,810        618,849
 Other                                                45,563             --
 Deposits                                                 --         37,630
 Notes receivable, net of allowance for doubtful
  accounts of $140,000 in 1997 and 1996              361,085        575,222
                                                   ---------      ---------
TOTAL OTHER ASSETS                                 1,942,225      1,789,184
                                                   ---------      ---------

                                                  $7,207,003    $6,521,183
                                                  ==========    ==========

CURRENT LIABILITIES:
  Accounts payable                                $1,138,262    $  734,427
  Accrued liabilities                                136,166        75,728
  Line of credit and notes payable                      --         100,000
  Current portion of long term
   obligations                                       206,452       375,595
  Provision for litigation settlement                 95,000        95,000
                                                   ----------    -----------
TOTAL CURRENT LIABILITIES                          1,575,880     1,380,750


LINE OF CREDIT                                           --        120,239
LONG TERM OBLIGATIONS                                202,908       203,801
CONVERTIBLE SUBORDINATED DEBT                      2,000,000     2,000,000
                                                    ---------    ------------
TOTAL LIABILITIES                                  3,778,788     3,704,790

DEFERRED INITIAL FRANCHISE FEES                    2,269,756     1,575,471
                                                    ---------    ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, liquidation
 value of $6 per share plus unpaid and accumulated
 dividends, 1,000,000 authorized, issued and
 outstanding 146,000 in 1997 and in 1996                146            146
Common stock, $.001 par value, 9,000,000 shares
 authorized, issued and outstanding 2,904,567 in
 1997 and 2,864,757 1996                              2,905          2,865
Capital in excess of par value                    3,314,117      3,233,415
Accumulated deficit                              (2,158,709)    (1,995,504)
                                                 -----------    ------------
TOTAL STOCKHOLDERS' EQUITY                        1,158,459      1,240,922
                                                 -----------    ------------

                                                 $7,207,003     $6,521,183
                                                 ==========     ==========



                       THE QUIZNO'S CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                   ---------------------------------------
                                         1997                    1996
                                   ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $(163,205)            $(432,833)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization             264,119               211,436
   Provision for losses on accounts
    receivable                                10,500                 6,300
   Reserve for losses on stores sold              --               (49,012)
   Issuance of stock for employee services    13,689                    --
   Issuance of stock options for area
    director services                         33,950                    --
   Promissory notes accepted for area
    director fees                           (553,824)             (157,494)
   Changes in assets and liabilities:
     Restricted cash                          16,748                  (617)
     Accounts receivable                    (188,832)              (80,291)
     Other current assets                   (102,536)              (72,413)
     Accounts payable                        403,837                28,387
     Accrued liabilities                      60,438                10,915
     Deferred franchise costs               (325,542)             (242,128)
     Deferred initial franchise fees         694,285               342,422
     Other                                        --                (9,876)
                                                                                                      ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATIONS    163,627              (445,204)
                                          ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment       (184,403)             (204,737)
  Change in net assets of stores held
   for resale                               (18,839)                   --
  Purchase of property and equipment for
    turnkeys units                         (740,981)                   --
  Proceed from sale of turnkey units        431,315                    --
  Purchase of Company owned stores         (287,040)             (353,589)
  Disposal of property and equipment          9,249                    --
  Acceptance of notes receivable           (271,354)             (416,693)
  Principle payments received on notes
   receivable                               495,551               283,036
  Intangible assets                        (122,781)               (9,214)
  Other assets                               (7,933)              (12,834)
                                          ----------            ----------
NET CASH USED IN INVESTING ACTIVITIES      (697,216)             (714,031)
                                          ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable   172,370               239,510
  Principle payments on long term
   obligations                             (342,412)              (91,250)
  Principle payments on lines of credit    (220,239)             (185,003)
  Loan costs                                (17,606)                   --
  Proceeds from issuance of stock            75,808                    --
  Dividends paid                            (42,705)              (42,705)
                                        -----------            ------------
NET CASH USED IN FINANCING ACTIVITIES      (374,784)              (79,448)
                                        -----------            ------------

DECREASE IN CASH AND EQUIVALENTS           (908,373)           (1,238,683)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                   2,127,330             1,684,422
                                        -----------            ------------

CASH AND EQUIVALENTS, END OF PERIOD      $1,218,957           $   445,739
                                        ===========             ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for
   interest                            $   218,963            $   56,078
                                        ===========             =============


SUPPLEMENTAL  DISCLOSURES  OF  NON-CASH  INVESTING  AND  FINANCING ACTIVITIES:
In July of 1997, the Company purchased two restaurants from a franchisee to be
operated  as  Company  owned  restaurants.    The  purchase  price  for  both
restaurants was $183,666 of which $94,428 was financed by the seller, $40,000 was financed through a third party lender, $34,285 due the Company by the franchisee was offset against the purchase prices, and $14,953 was paid in cash.

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




                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                       ADDITIONAL
                         CONVERTIBLE                    PAID-IN  ACCUMULATED
                      PREFERRED STOCK    COMMON STOCK   CAPITAL    DEFICIT
                      ---------------    ------------  --------  -----------
                      SHARES   AMOUNT    SHARES AMOUNT
                      ------   ------    ------ ------
BALANCES AT DEC. 31,
 1995                146,000  $  146   2,864,757 $2,865 $3,290,355 $(976,536)

Preferred stock
 dividends               --       --        --      --     (56,940)     --

Net loss                 --       --        --      --         -- (1,018,968)
                     --------  ------  ---------  ------ ----------  -------

BALANCES AT DEC. 31,
 1996               146,000     146   2,864,757   2,865  3,233,415 (1,995,504)

Issuance of common stock
 pursuant to employee
 benefit plan            --       --        989       1      3,255      --

Issuance of common stock purchase
 options to certain area
 directors               --       --         --       --    28,000      --

Preferred stock
 dividends               --       --         --       --   (28,470)     --

Net loss                 --       --         --       --       --    (267,263)
                     --------  ------- --------  -------  --------  ---------

BALANCES AT JUNE 30,
 1997                 146,000      146 2,865,746   2,866 3,236,200 (2,262,767)

Issuance of common stock
 pursuant to employee
 benefit plan            --      --        3,096       3    10,430       --

Issuance of common stock
 pursuant to exercise of employee
 stock options           --      --        6,989       7     25,801      --

Issuance of common stock
 pursuant to exercise of area
 director right to purchase
 agreement               --      --       28,736      29     49,971      --

Issuance of common stock purchase
 options to certain area
 directors               --      --         --        --      5,950      --

Preferred stock
 dividends               --      --         --        --    (14,235)     --

Net Income               --      --         --        --        --     104,058
                         -------  -----   -------  ------  ---------  ---------

BALANCES AT SEPT. 30,
 1997                   146,000  $ 146 2,904,567  $2,905 $3,314,117 $(2,158,709)
                        =======  ===== =========  ====== ========== ============

                                   THE QUIZNO'S CORPORATION

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three and nine month periods ended September 30, 1997 and September 30, 1996 (b) the consolidated financial position at September 30, 1997 (c) the statements of cash flows for the nine month periods ended September 30, 1997 and September 30, 1996 and (d) the consolidated changes in stockholders' equity for the nine month period ended September 30,1997 have been made.

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

3. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year of 1997.

4. Certain previously reported amounts have been reclassified to conform to the Company's 1997 presentation.

5. The Company is obligated to pay an opening commission to the area director who sold the franchise at the time the franchise opens for business. These commissions are expensed at the time the related franchise opens for business and are not accrued as a liability of the Company until that time.
At September 30, 1997, there were 170 franchises sold but not yet open with related opening commissions totaling $467,687 ($318,601 at December 31, 1996).

6.          Net  Income  Per  Common  Share
            -----------------------------
Net income per common share has been computed based on the weighted average number of shares outstanding during each period. Common stock equivalents are included in the weighted average number of commons shares outstanding for the third quarter of 1997.
OVERVIEW

The Company earned a profit of $104,058 on revenue of $3,409,661 in the third quarter of 1997 compared to a loss of $265,131 on revenue of $1,843,025 in the same quarter last year. The third quarter 1997 profit is composed of net income from franchise operations of $214,261, net income from Company stores of $118,347, less other charges of $228,550. For the nine months ended
September 30, 1997, the Company reported a loss of $163,205 on revenue of $8,108,457, compared to a loss of $432,833 on revenue of $5,499,410 for the first nine months of 1996. In the first nine months of 1997, the Company earned $325,163 from franchise operations, $189,592 from Company store operations, less other charges of $677,960. Other charges include the costs of new programs, research and development, depreciation and amortization expense, interest expense, and certain other costs, which are discussed in more detail below.

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

The following chart reflects the Company's revenue growth by source and the Company's restaurants for the first nine months of 1997 compared the first nine months of 1996:



                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                --------------------     --------------------
                                 1997          1996       1997          1996
Royalty fees                  $728,758      $424,349   $1,735,243  $1,138,570
Initial franchise fees         743,000       338,000    1,590,001     835,500
Area director fees             553,031       210,382    1,448,781   1,098,037
Other                          146,261        66,286      400,814     181,924
Interest                        23,187        33,113      107,433     116,662
                            ----------    ----------   ----------  ----------
Total franchise revenue      2,194,237     1,072,130    5,282,272   3,370,693
Sales by Company owned
 stores                      1,185,744       770,895    2,685,219   2,108,145
Sales by Stores held for
 resale                         29,680            --      140,966      20,572
                            ----------    ----------   ----------  ----------
Total revenue               $3,409,661    $1,843,025   $8,108,457  $5,499,410
                            ==========    ==========   ==========  ==========




                                THREE MONTHS ENDED       NINE MONTH ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                                 ------------------       ----------------
                                 1997          1996       1997        1996
                                 ----          ----       ----        ----
Restaurants open, beginning       203           128       156         105
New restaurants opened             42            19        99          45
Restaurants closed                 (3)           (4)      (10)         (5)
Restaurants closed, scheduled
 to reopen                         (1)           (2)       (4)         (4)
Restaurants open, end             241           141       241         141
                                =====          ====      ====        ====
New franchises sold                58            92 (1)   136         146
Initial franchise fees
 collected                 $1,027,762      $550,750 $2,323,000  $1,318,750

(1)  Includes 75 franchises sold for $1,000 each in the third quarter of 1996.


RESULTS OF OPERATIONS

Comparison of the first nine months of 1997 with the first nine months of 1996 and the third quarter of 1997 with the third quarter of 1996

Franchise revenue increased 104% in the third quarter of 1997 to $2,194,237 from $1,072,130 in the same quarter last year. For the first nine months of 1997, franchise revenue increased by 56% to $5,282,272 from $3,370,693 last year. Total revenue increased 85% in the third quarter of 1997 to $3,409,661 from $1,843,025 in the same quarter last year and 47% in the first nine months of 1997 to $8,108,457 from $5,499,410.

Royalty fees increased 71% in the third quarter of 1997 to $728,758 from $424,349 in the third quarter of 1996. For the first nine months of 1997, royalty fees increased 52% compared to the first nine months of 1996. Royalty fees are a percentage of each franchisee's sales paid to the Company weekly or monthly and will increase as new franchises open, as the average royalty percentage increases, and increase or decrease based on average unit sales. At September 30, 1997 there were 228 franchises open (excluding Company stores) as compared to 131 September 30, 1996. The royalty was increased to 6% for all franchise agreements entered into after February 10, 1995. The royalty for Quizno's Express units is 8%. The Company may increase the royalty percent.

The Company believes it is on track to reach a level of franchised units open in 1997 where royalty fees will begin to equal and then exceed its basic general and administrative expenses.

INITIAL FRANCHISE FEES increased 119% in the third quarter of 1997 to $743,000 from $338,000 in the same quarter last year. For the first nine months of 1997, initial franchises fees increased 90% compared to the first nine months of 1996. Initial franchise fees are one time fees paid by franchisees at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. In the first nine months of 1997, the Company opened one
Company owned and 98 franchises as compared to 45 franchises opened in the same quarter last year. The Company's initial franchise fee has been $20,000 since 1994. Franchisees may purchase a second franchise for 75% and third and subsequent franchises for 50% of the then-current franchise fee. The initial franchise fee for a Quizno's Express franchise is $10,000 for the first, $7,500 for the second, and $5,000 for the third and additional franchises purchased by the same franchisee.

For four months during 1996 the Company offered approved existing franchisees the right to purchase one additional franchise for every currently effective franchise agreement for an initial fee of $1,000. All such franchises are required to be open in 1997. The Company sold 75 such franchises, ten of which opened in the first nine months of 1997 and four of which were opened in 1996.

In the third quarter of 1997, the Company sold 58 franchises for $1,027,762 compared to 92 franchises sold for $550,750 in the same quarter last year. The 92 franchises sold last year include 75 sold under a special offering for $1,000 each. For the nine months ended September 30, 1997, the Company sold 236 franchises for $2,323,000 compared to 146 sold for $1,318,750 during the same period last year.

Initial franchise fees collected by the Company are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at September 30, 1997 were $2,269,756 and represent 170 franchises sold but not yet in operation, compared to $1,651,577 at September 30, 1996 representing 74 franchises sold but not open. Direct costs related to the sale, primarily sales commissions paid to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid and due at the time of opening with respect to initial franchise fees deferred at September 30, 1997 were $651,646. Approximately 50% of all initial franchisee fees received by the Company are paid to area directors for sales and opening commissions.

AREA DIRECTOR MARKETING FEES increased 162% in the third quarter of 1997 to $553,031 from $210,382 in the same quarter last year. For the first nine months of 1997, area director marketing fees increased 31% compared to the first nine months of 1996. Area director marketing fees are one time fees paid to the Company for the right to sell franchises in a designated, non-exclusive area. The fee was $.03 per person in the designated area through June 1996, $0.35 from July 1996 through March 1997, and $.05 beginning April 1, 1997. In addition, each area director is required to pay a training and equipment fee of $15,000 ($10,000 through June 1996). The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In the first nine months of 1997 the Company sold 23 new area directorships including ten existing area directors who purchased additional territory, as compared to 21 area directorships sold in the first nine months of 1996. At September 30, 1997, the Company had a total of 68 area directors who owned areas encompassing approximately 65% of the population of the United States.

The Company offers U.S. area director applicants financing for up to 50% of the area director marketing fee. The amount financed is required to be paid to the Company in installments over five years at 15% interest. The promissory notes are personally signed by the area director, and depending on the personal financial strength of the area director, secured by collateral unrelated to the area directorship, usually a second mortgage on the area director's home. Of the 24 area directorships sold in the first nine months of 1997, nine used this financing for $553,824, representing 38% of the area director marketing fees recognized in the first nine months of 1997. In the first nine months of 1996, a total of $157,494 was financed representing 14% of area director fee revenue.

OTHER REVENUE increased by 120% in the third quarter of 1997 to $146,261 from $66,286 in the same quarter last year. For the first nine months of 1997, other revenue increased 120% compared to the first nine months of 1996. Other revenue is primarily bookkeeping fees charged franchisees for whom the Company provided bookkeeping services and equipment and design fees. Since 1995 the Company's franchise agreement requires all new franchisees to utilize the Company's bookkeeping services for their first 12 months of operations. The fee per store is currently $80 per week.

SALES AND ROYALTY COMMISSIONS expense increased 202% to $711,393 in the third quarter of 1997 from $235,403 in the same quarter last year. For the first nine months of 1997, sales and royalty commissions expense increased 165% compared to the first nine months of 1996. Sales and royalty commissions are amounts paid to the area directors of the Company under its area director program.

The Company's area directors in the U.S. receive commissions equal to 50% of the initial franchise fees and 40% of royalties received by the Company from franchise sold, opened, and operating in the area director's territory. In exchange for these payments, the area director is required to market and sell franchises, provide location selection assistance, provide opening assistance to new owners, and perform monthly quality control reviews at each franchise open in the area director's territory.

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

ADVERTISING AND PROMOTION expense decreased 3% to $51,609 in the third quarter of 1997 from $53,472. For the first nine months of 1997, advertising and promotion expenses increased 8% to $181,518. Advertising and promotion expense represents national advertising of the Company's franchise opportunity combined with the costs of regularly scheduled orientation and discovery days for franchise and area director candidates.

GENERAL AND ADMINISTRATIVE expenses increased 31% to $1,216,974 in the third quarter of 1997 from $925,192 in the same quarter last year. For the first nine months of 1997, general and administrative expenses increased 22% compared to the first nine months of 1996. General and administrative expenses include all the operating costs of the Company. The increase is primarily due to the addition of employees to service the rapidly growing network of Quizno's franchises and area directors. Although general and administrative expenses will likely continue to increase as the Company grows, management expects the rate of increase to decline.

The Company believes its general and administrative expenses are adequate and are not in excessive in relation to the size and growth of the Company.

COMPANY STORE OPERATIONS earned $118,347 on sales of $1,185,744 in the third quarter of 1997, compared to earning of $53,622 on sales of $770,895 in the same quarter last year. For the first nine months of 1997, Company stores earned $189,592 on sales of $2,685,219, compared to earnings of $80,400 on sales of $2,108,145 in the first nine months of 1996. In the third quarter of 1997, the Company operated 12 stores for the full three months, a total of 36 store operating months, compared to a total of 26 store operating months in the same quarter last year. For the first nine months of 1997, the Company operated stores for a total of 84 store operating months compared to a total of 73 store operating months in the first nine months of 1996. At September 30, 1997, the Company had twelve operating Company owned stores including one store which operates only during baseball season.

STORES HELD FOR RESALE lost $15,804 on sales of $29,680 in the third quarter of 1997. The Company had no stores held for resale in the same quarter last year. For the first nine months of 1997, stores held for resale lost $55,299 on sales of $140,966, compared to a loss of $18,789 on sales of $20,572 in the first nine months of 1996. In the first nine months of 1997, the Company operated one store held for resale until it was sold to a franchisee in April, 1997, and one since February 1997, which was still held at September 30, 1997. In 1996, the Company operated one store held for resale from February 1996, until it was sold to a franchisee in April 1996.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES was $163,627 in the first nine months of 1997 compared to cash used by operating activities of $445,204 in the same period of last year. The improvement is the result of profits from both the Company's franchise and Company owned store divisions, combined with record new franchise sales.

CASH USED BY INVESTING ACTIVITIES was $697,216 for the first nine months of 1997, compared to cash used in investing activities of $714,031 in the same period last year. For both periods cash used by investing activities was primarily related to the acquisition or development of Company owned stores and the purchase of property and equipment, including $740,981 for the development of turnkey units in 1997, less $431,315 proceeds from the sale of turnkey units

NET CASH USED IN FINANCING ACTIVITIES was $374,784 in the first nine months of 1997 compared to cash used in financing activities of $79,448 in the same period last year. Debt was reduced by $562,651 in the first nine months of 1997 compared to $276,253 in the same period last year.


CAPITAL  RESOURCES  AND  COMMITMENTS

On December 31, 1996, the Company completed a debt financing for $2 million. The loan is payable interest only at 12.75%, through June 1998, interest and principal payments from July 1998 through November 2001, and a final balloon payment on December 31, 2001. Any outstanding balance on the loan is due in full if the Company has a secondary public offering of its stock. In connection with the loan, the lender has the right to purchase 372,847 shares of the Company's common stock for $3.10 per share.

The lender has agreed to subordinate its security interests to other lenders, including a line of credit lender, for amounts up to a total of $700,000. At September 30, 1997, the Company had $187,922 of such "senior" debt outstanding, thus leaving another $512,078 available. The Company intends to arrange a working capital line of credit for this amount.

The proceeds of the loan are directed to be used $1,150,000 for a "turnkey" development program, or a similar program resulting in the opening of additional Quizno's units, $400,564 to pay off existing debt outstanding at December 31, 1996, $80,000 for costs related to the financing, and $369,436 available for working capital.

The "turnkey" program commenced in 1997 with the first such units opened in September 1997. Under the turnkey program, funds will be used to procure, secure and develop new locations which, upon completion, will be sold to franchisees. The franchisee will reimburse the Company in full 100% of its development costs, plus pay a franchise fee of $20,000 and a development fee of $10,000. It is expected that franchisees will be able to borrow up to 70% of this amount from traditional small business lenders, and the remaining 30% will be the cash equity provided by the franchisee.

At September 30, 1997, the Company had invested a total of $740,981 in turnkey locations. As the turnkey units are sold, the Company's investment will be paid back in cash with such funds then earmarked for future turnkey units. In the third quarter, the Company sold three turnkey units, two for cash and one for a promissory note, for a total of $431,315.

The working capital portion of the proceeds of the loan is unrestricted and may be used by the Company as required.

In October of 1997, the Company and the lender agreed to convert $500,000 of the principal amount of the $2 million debt to a new class of preferred stock (Class B). Class B preferred stock will have a cumulative dividend of 12.75%, be callable at any time by the Company, and is convertible into common stock after five years at market value. In connection with this conversion, the Company will issue the lender 42,209 common stock purchase warrants exercisable at $5 per share. The number of warrants decline to 20,586 over three years if the preferred stock is not called by the Company, all dividends have been paid, and certain specified earnings levels have been reached.

In October of 1997, the Company offered to certain individuals, including officers and directors of the Company, a new class of preferred stock (Class
C). The amount of the offering is $1 million of preferred stock at $5 per share. Class C preferred stock will have a cumulative dividend of 12.00%, be callable by the Company after three years, and is convertible into common on a one for one basis.

At June 30, 1997, the Company's stockholders' equity was $976,445, which was $23,555 below the amount required for continued listing of the Company's stock on the NASDAQ SmallCap Market. The Company was notified by NASDAQ in August 1997 of the deficiency and a hearing has been set for October 23, 1997. At the hearing the Company will present evidence of current compliance and its ability to continue to meet listing requirements in the future. At September 30, 1997, the Company has stockholders' equity of $1,158,459, in excess of the minimum requirement by $158,459. In addition, in October 1997 stockholders' equity will be increased by another $500,000 as a result of the conversion of debt discussed above. Finally, by October 23, 1997 the Company expects to have completed its offering of Class C preferred stock, thus increasing stockholders' equity a further $600,000 to $1 million, resulting in stockholders' equity of $2.2 million to $2.6 million by October 23, 1997. As a result, the Company expects that by October 23rd it will have cured the deficiency by a substantial excess and the Company's stock will continue to be listed on the NASDAQ SmallCap Market. However, the Company does not have any assurance that it will prevail. If the Company's stock is removed from the NASDAQ SmallCap Market, the Company's ability to raise equity capital in the future, including acquisitions made with stock, may be adversely impacted.

In July of 1997, the Company purchased two Quizno's restaurants in Boulder, Colorado from a franchisee. The total purchase price is $178,210 to be paid $74,781 in cash and $103,429 in a promissory note due the seller.

The Company has entered into an agreement to purchase an existing Quizno's restaurant from a franchisee for $80,000. The restaurant will be operated as a Company owned restaurant. Under the terms of the agreement, the Company will pay $15,000 cash and issue its promissory note for $65,000 to be paid in monthly installments over 48 months at 11% interest. The purchase is expected to be completed in October 1997.

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

As described earlier, the Company's principal sources of income are royalty fees, initial franchise fees, and area director marketing fees. These sources are subject to a variety of factors that could adversely impact the profitability of the Company in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor in the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the above identified sources of income. Because the Company's operating franchises are still concentrated in a few regions of the U.S., regional economic factors could adversely affect the Company's profitability. Weather, particularly severe winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans will also impact the Company's profitability. As eating habits change and types of cuisine move in and out of fashion, the Company's challenge will be to formulate a menu within the Company's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.


                                 THE QUIZNO'S CORPORATION

                            COMMISSION FILE NUMBER:  000-23174
                             QUARTER ENDED SEPTEMBER 30, 1997
                                        FORM 10-QSB

                                PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities


                                                                    Exemptions
Securities Sold     Date     Shares  Amount   Purchasers            Claimed
------------------  -------  ------  -------  ----------            ------------
Common Stock        7/30/97   6,989  $25,808  Employees pursuant
                                              to exercise of
                                              options               Section 4(2)

Common Stock        7/1/97    2,338  $ 7,306  Quizno's 401(k) Plan  Section 4(2)

Common Stock        9/3/97      758  $ 3,127  Quizno's 401(k) Plan  Section 4(2)

Common Stock        9/30/97  28,736  $50,000  Area Director         Section 4(2)
                                              pursuant to right of purchase
                                              agreement

Item 3. Defaults Upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        None.

Item 5. Other Information
        None.

Item 6. Exhibits and Reports on Form 8-K
            (a)  Exhibits
                 None.
            (b)  Reports on Form 8-K

Form 8-K of the Registrant, dated August 13, 1997, reporting in Item 5 the results of the second quarter of 1997 (filed
August 12, 1997).





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

Denver, Colorado
October 8, 1997