Form 10QSB/A
period 1997-09-30
QUIZNOS CORP
filed 1997-10-14
CIK 915803

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

In October of 1997, the Company offered to certain individuals, including officers and directors of the Company, a new class of preferred stock (Class
C). The amount of the offering is $1 million of preferred stock at $5 per share. Class C preferred stock will have a cumulative dividend of 12.00%, be callable by the Company after three years, and is convertible into common on a one for one basis. As of October 8, 1997, the Company has received commitments to purchase $600,000 Class C preferred stock.

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


                                 THE QUIZNO'S CORPORATION

                            COMMISSION FILE NUMBER:  000-23174
                             QUARTER ENDED SEPTEMBER 30, 1997
                                        FORM 10-QSB/A

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

Denver, Colorado
October 13, 1997