Form 10KSB
period 1997-12-31
QUIZNOS CORP
filed 1998-03-27
CIK 915803

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.    20549
                                   FORM  10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  Fiscal  Year  Ended  December  31,  1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

     Commission  File  Number  000-23174

     THE  QUIZNO'S  CORPORATION
     (Name  of  small  business  issuer  as  specified  in  its  charter)


 COLORADO                                          84-1169286
---------                                          ----------
 (State  or  other  jurisdiction  of
 incorporation  or  organization)            (I.R.S.  Employer
                                            Identification  No.)

 1099  18TH  STREET,  SUITE  2850
DENVER,  COLORADO                                    80202
-----------------                                    -----
(Address  of  Principal  Executive  Offices)      (Zip  Code)


 (303)  291-0999
 ---------------
 (ISSUER'S  TELEPHONE  NUMBER  INCLUDING  AREA  CODE)


 SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:
 None

 SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT:
 Common  Stock,  $.001  par  value
----------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenue for the fiscal year ending December 31, 1997 was $12,107,662.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 23, 1998 was approximately $7,798,000 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 2,934,224 shares of registrant's common stock outstanding as of March 23, 1998.

DOCUMENTS  INCORPORATED  BY  REFERENCE:    Portions  of the registrant's Proxy
Statement that will be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of stockholders are incorporated by reference in Part III of this Form 10-KSB.

TRANSITIONAL  SMALL  BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [  ]  No [X]

     TABLE  OF  CONTENTS


PART  I                                                         PAGE
 NO.


ITEM  1.  DESCRIPTION  OF  BUSINESS                              1

ITEM  2.  DESCRIPTION  OF  PROPERTY                             11

ITEM  3.  LEGAL  PROCEEDINGS.                                   11

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF
          SECURITY  HOLDERS                                     12

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER  MATTERS                                  12

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
          OR  PLAN  OF  OPERATION                               13

ITEM  7.  FINANCIAL  STATEMENTS                                 22

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH
          ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
          DISCLOSURE                                            22

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
          CONTROL  PERSONS;  COMPLIANCE  WITH
          SECTION  16(A)  OF  THE  EXCHANGE  ACT                23

ITEM  10. EXECUTIVE  COMPENSATION                               23

ITEM  11. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
          OWNERS  AND  MANAGEMENT                               23

ITEM  12. CERTAIN  RELATIONSHIPS  AND  RELATED
          TRANSACTIONS                                          23

ITEM  13. EXHIBITS  AND  REPORTS  ON  FORM  8-K                 23

     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

THE  RESTAURANTS

     The Company is engaged in franchising and, to a lesser extent, operating quick service restaurants ("QSR") (the "Restaurants") using the registered service mark "Quizno's" and the name "Quizno's Classic Subs." The Restaurants offer a menu of submarine style sandwiches, salads, soups, desserts and beverages, including "Classic Lite" selections of submarine sandwiches and salads designed for consumers who are looking for a low-fat, healthy alternative to typical fast food products.

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

     The Restaurants also are required to use certain products prepared for the Company in accordance with proprietary recipes developed by the Company. Foremost among these is Quizno's special recipe soft baguette style bread and its red-wine based vinaigrette dressing used as a base on most of the sandwiches. In addition, the Restaurants use the Company's proprietary recipe tuna mix blend, garlic oil blend, and marinara sauce.

     The Restaurants' upscale decor is designed to convey an Italian deli ambiance and to match the upscale QSR market niche represented by the product. Open kitchens allow customers to watch as their sandwiches are prepared. The decor package for the Restaurants includes reproductions of old Italian food product labels, and hand-painted Italian style posters. The Italian theme is prevalent throughout the Restaurant. Real wood trim adds a rich warmth to the dining room not found in typical fast food dining environments.

     Besides a pleasant upscale environment for in-house dining, the Restaurants offer conveniently packaged meals for carry out to serve lunch time office workers and to serve the home meal replacement segment of the market.

     The Restaurants are also located in mall food courts and are designed to operate in smaller spaces while retaining the same ambiance and decor as a traditional Quizno's Restaurant. "Quizno's Express" Restaurants are typically smaller units established at such non-traditional locations as convenience and gasoline stations, sports facilities, hospitals, and college campuses. Quizno's Express units offer a full menu with an extensive variety of Quizno's sandwiches. Soups, salads and desserts are also available at Quizno's Express units. Quizno's Express units will typically share common area seating or may have very limited seating at venues designed primarily for take out.

     Quizno's Restaurants were first opened in 1981 by the Company's predecessor. As of March 24, 1998, there were 341 Restaurants in operation (including Bain's Deli restaurants), 20 of which were Company-owned, and agreements were in place for the opening of an additional 176 franchised Restaurants.

BAIN'S  DELI  ACQUISITION

     On November 12, 1997, the Company, through its wholly-owned subsidiary The Quizno's Acquisition Company, acquired certain assets used in the franchise operations and restaurant business known as "Bain's Deli." The Company acquired the rights to operate three company-owned restaurants and to be the franchisor of 49 operating Bain's Deli restaurants. Bain's Deli restaurants are located principally in the Eastern United States, and therefore enhance the Company's presence in that region. The Company subsequently elected not to purchase 2 of the 3 company-owned units and to reduce the purchase price pursuant to certain rights under the Asset Purchase Agreement. The Company intends to encourage existing Bain's franchisees to convert their units to Quizno's Restaurants, and may offer incentives such as temporary waivers of royalties, reduced or no initial franchise fees, and financing programs arranged through third-party lenders.

CONCEPT  AND  STRATEGY

     The Company's marketing strategy is to position the Restaurants between fast food and full-service dining. The Company believes that consumers are looking for healthy and tasty alternatives to typical fast foods; in particular, they are looking for an alternative to fast food hamburgers and fried foods. At the same time, the Company believes many busy families are looking for a more convenient and reasonably priced alternative to full-service dining. Quizno's offers all the convenience of typical fast food in terms of quick ticket times, affordability, and carry out and home meal replacement options, but with a fresh, tasty alternative to fast food
products.    In  terms  of  full-service dining benefits, Quizno's offers more comfortable dining rooms than most fast food restaurant concepts as well as other dining options -- such as catering and delivery -- generally not available in the fast food arena. Due to the Company's unique quick service product, the Company believes it is well positioned to fill a growing niche in the restaurant business that is developing between fast food and full-service dining. The Quizno's concept also accommodates a variety of dining options from comfortable in-house dining to lunchtime carry out to home meal replacement.

     The  Company's  goal  is  to  build  a strong and consistently profitable
nationwide  chain  of  Restaurants.    In  1997,  the  Company  became  the
third-largest submarine sandwich chain. Since 1993, the primary vehicle for achieving the Company's planned growth has been its Area Director marketing program. Under this program, the Company grants an Area Director the right to sell Quizno's franchises on behalf of the Company in a specified market area. The Area Director is required to sell and open a specified number of franchised Restaurants annually throughout the life of the Area Director marketing agreement.

     The Company's revenues are derived from a royalty on all sales at franchised Restaurants, initial franchise fees from each franchise sold, and fees collected from Area Directors for the grant of territorial Restaurant marketing rights. Franchisees and Area Directors pay fees to the Company only once in connection with execution of Franchise Agreements and Area Director Marketing Agreements. Royalties provide a long-term continuing source of revenue. Franchise fees and royalties are expected to increase as the number of franchised Restaurants in operation increases. The Company may also repurchase certain territories in the future. The royalty rate is currently 6% for traditional Restaurants, but will increase to 7% on April 1, 1998 and the royalty rate is 8% for Quizno's Express units; however, a small number of franchisees operate under older agreements that set lower royalty rates at 4% or 5%.

AREA  DIRECTOR  MARKETING  AGREEMENTS

     The Company offers to qualified candidates ("Area Directors") an exclusive territory ("Territory") within which to sell franchised Restaurants pursuant to an Area Director Marketing Agreement. The Area Director marketing program was established by the Company in January 1993 and restructured in December 1994. This program is designed to assist the Company in accelerating the marketing and sale of franchises and the selection of Restaurant locations in the Territory. Each Territory is based on areas of dominant influence of local television broadcast stations as defined by the television broadcast industry. The Company's growth strategy clusters Restaurants in particular television markets in order to facilitate implementation of its advertising program.

     Each Area Director pays the Company a fee based on the total of the population in the territory. At present, the fee is $.07 per person located within the territory, plus a training fee of $10,000 (reduced from $15,000 effective January 1, 1998). The population based portion of the fee is deemed fully earned by the Company when paid and is not refundable.

     Area Directors are required to market franchises for Restaurants to be located within the Territory. The Area Director agrees to open, through the sale of franchises, a specified number of franchised Restaurants within the Territory during the term of the Area Director Marketing Agreement. The sales and opening schedules are lower in the first years of the development period. The Area Director Marketing Agreement does not grant the Area Director the exclusive right to market franchises or solicit franchisees in the Territory, but it does grant the Area Director the right to receive certain fees and royalties, described in more detail below, from all franchised and Company-owned Restaurants established in the Territory during the term of the Area Director Marketing Agreement. The Company reserves the right under the
Area Director Marketing Agreement to market and sell franchises and to establish Company-owned Restaurants in a Territory.

     The Company, as of March 24, 1998, has 76 Area Directors whose Territories cover approximately 71% of the population of the United States and all of Canada. As of March 1, 1998, the Company had Area Director Marketing Agreements for Territories in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. The Company also had Area Director Marketing Agreements in place in Puerto Rico and British Columbia, Canada.

     The Area Director Marketing Agreements set increasing "Minimum Performance Levels" that require the Area Director to sell and open a specified number of franchised Restaurants in each year during the term of the Area Director Marketing Agreement. The Company's experience with the Area Director program to date indicates that while some Area Directors will exceed their development schedules, others will fail to meet their schedules. In its planning, the Company has allowed for a certain percentage of Area Directors who will not meet their development schedule. Delays in the sale and opening of Restaurants can occur for many reasons. The most common are delays in the selection or acquisition of an appropriate location for the Restaurant, delays in negotiating the terms of the lease and delays in franchisee financings. The Company may terminate an Area Director Marketing Agreement if the Area Director fails to meet the development schedule, and the Company would then have the right to resell the Territory to a new Area Director.

     Most Area Directors are required to maintain an office within the Territory. In addition, through a required monthly minimum marketing expenditure, the Area Director is required to actively promote the sale of Company franchises within the Territory. The Area Director is required to visit with prospective franchisees and refer appropriate locations for franchised Restaurants within the Territory to the Company for consideration. The Area Director must also perform monthly quality assurance inspections of the Restaurants in its area and assist franchisees within its area in opening. The Company's franchise sales materials are made available to the Area Director.

     Each Area Director is paid a commission of 40% of the royalty fees collected by the Company from each franchised Restaurant or for royalties that would otherwise be payable by Company owned Restaurants in the Territory opened and operated during the term of the Area Director Marketing Agreement so long as the Area Director performs periodic inspections and other services with respect to such Restaurants. In certain circumstances, Area Directors are entitled to an ongoing commission of 1% on gross sales of Restaurants open and operating in the Territory on the date the Area Director Marketing Agreement is terminated through either the initial term of the underlying franchise agreement or five years (15 years for Area Director Agreements executed before January 1998), whichever is less. This approach rewards the Area Director for selecting higher quality franchisees and higher quality locations while discouraging the Area Director from selecting locations that are too close together. In addition to the foregoing, the Area Director is entitled to receive a commission of 50% of the initial fee paid to the Company for each franchise sold and open within the Territory.

     The Company has a program under which it will finance up to 50% of the Area Director Marketing Fees for certain approved Area Director candidates who have the experience and skill sought by the Company for its Area Directors, but do not have sufficient cash to pay the fee in full. The Area Director is required to personally sign a promissory note due the Company for the amount financed, which will bear interest at 15% per year and be repaid in monthly installments over five years. The promissory note is secured by the Area Director Marketing Agreement and by other collateral unrelated to the business, typically a second mortgage in the Area Director's home.

FRANCHISE  PROGRAM

     The Company authorizes individuals and companies ("Franchisees" or "Owners") to establish and operate Restaurants at an approved location pursuant to the terms of a Franchise Agreement. Under the Franchise Agreement, the Company undertakes to perform or have performed certain services with respect to the opening and operation of a Restaurant. In connection with the opening of a Restaurant, those services include (i) review and approval of the proposed Restaurant location, (ii) review and approval of construction plans for the Restaurant, (iii) identification of sources of supply for items which are ordinarily necessary to operate a Restaurant, (iv) an operations manual providing detailed instructions with respect to operation of the Restaurant, (v) training with respect to the Company's method of operations, including operating procedures, food preparation techniques, controls, promotion programs, management and public relations, and (vi) pre-opening assistance. After opening of the Restaurant, the Company provides continuing advice and consultation with respect to operation of the Restaurant. From time to time, the Company takes over the operations of a store from an unsuccessful franchisee and operates the store until a new franchisee is found. The Company's investment in such operations may be recovered  at  the  time  the  store  is  transferred  to  the new franchisee.

     The current franchise fee for the Owner's first Restaurant is $20,000, $15,000 for the second, and $10,000 for the third and any additional franchise agreement. The Company offers its franchise at a reduced fee for Quizno's Express units. As of April 1, 1998, the Owner also pays the Company a continuing royalty fee of 7% of the Owner's gross sales (8% for Quizno's Express franchises). Older forms of Franchise Agreement provide royalty rates of between 4% and 6%. "Gross sales" is defined as all sales whether on credit or for cash, and all revenues from any source caused by the operation of the Restaurant, whether directly or indirectly relating to the Restaurant's operation. Sales tax and any other state or federal tax is excepted. The Owner also pays an advertising fee to the Company in an amount equal to 1% to 4% of the Franchisee's gross sales, which fees are used by the Company for advertising, marketing, and public relations programs and materials to enhance and build the image and goodwill of the Quizno's system. There are certain other fees that must be paid by the Franchisee to the Company in order to reimburse the Company for costs incurred in connection with the establishment of a Restaurant. The total average cost to a Franchisee for opening a Restaurant ranges between $37,600 and $190,450, including funds to cover the initial franchise fee, with most of the variation attributable to differences in the costs of leasehold improvements for the Restaurant, size of the Restaurant, and whether the unit is a traditional or Express Restaurant.

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

     The Company has entered into an agreement with a national food products distributor that allows Owners to obtain meat products, produce and other food and non-food items necessary for operation of franchised Restaurants at prices more favorable than those that could be obtained by individual Owners. All of the purchasing of the ingredients for the food products offered in the Restaurants is done centrally by the Company, which allows for better quality control by the Company. Each Owner then contacts the distributor directly to obtain the items needed for the Owner's Restaurant, which are delivered by the distributor. The distributor bills the Owner directly for all items ordered. If the national food products distributor no longer provided this service to the Company and its franchisees, the Company believes adequate alternative services would be available to it without a significant increase in costs.

     The Company retains the right to approve the terms of the Owner's lease. A law firm selected by the Company must negotiate the lease as part of the approval process. The costs for review of the lease by the lawyer selected by the Company are at the expense of the Owner. The Company also reserves the right to enter into a lease directly with each landlord and then to sublease to the Franchisee.

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

     In order to provide for proper financial tracking and planning for Owners, the Company began providing a restaurant bookkeeping service to its Restaurant Owners in 1994. This service is intended to assure the Owners have accurate financial records as well as to allow the Company to keep accurate system wide statistics. Franchise agreements executed after February 10, 1995, require Owners to use this bookkeeping service for the first year of operations for the Owner's first unit for a fee of $80 per week ($85 per week for franchise agreements executed after March 31, 1998). This service provides for a revenue source from franchised restaurants and is expected to become profitable as the number of Restaurants serviced increases.

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

FRANCHISE  MARKETING  PROGRAMS

     In order to facilitate the marketing of franchised Restaurants, the Company devotes resources for national print media, sales staff, marketing materials, and trade shows. In addition, the Company has specific programs to market its franchise, which are discussed below.

     Discovery  Day.  Discovery Day is a day-long event regularly scheduled in
     --------------
Denver to introduce potential Owners from throughout the country to the Quizno's concept.

     Toll  Free  Phone Line.  The Company has installed a toll free phone line
     ----------------------
(1-800-DELI-SUBS) which rings directly into the Franchise Sales Department. The information is entered into a data base of Owner inquiries and an informational package mailed to the caller.

     Open  Houses.   The Company has an ongoing program of hosting open houses
     ------------
throughout the country in conjunction with its Area Directors. Individuals who have expressed an interest in the Company's franchise are invited to open houses.

     Computerized Data Base of Franchise Inquiries.  The Company has installed
     ---------------------------------------------
a computer network within its Franchise Sales Department for the purpose of organizing, managing, and tracking individuals who inquire about the Company's franchise.

     National  Advertising.  The Company continues to advertise nationally for
     ---------------------
new franchisees on a regular and consistent basis in national, regional and local publications.

COMPANY  OWNED  RESTAURANTS

     The Company currently owns and operates 19 Quizno's Restaurants, mostly located in Denver, and 1 Bain's Deli restaurant located in Boston. In 1997, Company-owned Restaurants generated $291,651 in earnings.

     While the Company expects to add new Company owned Restaurants from time-to-time, the Company expects most of its growth in the foreseeable future to result from the development of franchised Restaurants.

     In addition, the Company, from time to time, acquires or assumes the operation of franchised Restaurants that the franchisee has been unable to operate successfully for reasons unrelated to the location or the market. In such cases, the Company will typically operate the Restaurant, make any required improvements and repairs, re-staff, begin local store marketing, and ultimately transfer the Restaurant to a new qualified owner. Occasionally the Company may incur short term losses in such cases. However, the royalty stream provided over the long term by the new owner will normally offset or exceed any such losses.

ADVERTISING

     Quizno's advertising staff develops advertising campaigns for use at all levels to support consumer sales in all of its locations. The advertising fees paid to the Company by Owners goes into a "national" fund to be used to develop advertising to attract customers to the Restaurants and to create awareness of the Quizno's brand image. Campaigns developed using the "national" fund are created with television, radio and print elements, which are available to each local Quizno's market. In 1998, the Company began a cable television campaign in selected markets throughout the United States.

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

     Consumer advertising chain wide also is funded by a vendor program in which marketing funds are solicited by the Company from vendors on behalf of all Restaurants once a year. These funds are used to support "national" fund programs, which benefit all Restaurants. The vendor payments are voluntary and there is no guarantee or assurance that such funds will continue to be available in the future.

RECENT  PROGRAMS

     The Company has, and will continue to develop new programs that will augment its Restaurant operations and facilitate the marketing of new franchised Restaurants.

     Company  Organization.    The  Company continues to strive to improve the
     ---------------------
Restaurant chain and its franchising organization. Early in 1996, the Company took a major step in its national growth plan by dividing the corporate staff into two divisions -- one specifically focused on Franchise Support Services and the other on Franchise Development. Clearly defined goals of making Quizno's Owners successful for the Franchise Support division and of bringing new markets to critical mass quickly for the Franchise Development division, have been identified to help implement the key strategies of making Quizno's Owners successful and of bringing new markets to critical mass quickly.

     Co-Branding.    In  1998,  the  Company will continues to investigate and
     -----------
solicit co-banding opportunities with other food service retailers offering products compatible with the Quizno's menu. The Company will look for co-branding partners that offer products that can enhance the Company's existing menu, produce increased traffic through the Company's units, or provide products that will increase sales during the evening and morning day-parts.

     Regionalization.    The  Company  places regional representatives who are
     ---------------
delegated to implement and manage the Franchise Support functions in four geographic regions of the U.S. The regional representatives will be based in their respective markets, allowing the Company to be more efficient with regard to travel costs as it adds Restaurants throughout the country.

     Turnkey  Program.    In  1997,  the  Company  implemented  a  "Turnkey"
     ----------------
development program funded from a portion of the proceeds of the $2 million debt financing completed in December 1996. Under the turnkey program, the Company targets specific areas, locations, or types of locations where it will select sites, negotiate and sign leases, fully construct and equip a Quizno's Restaurant, and then sell the completed Restaurant to an approved franchisee.

     The Company utilizes its own funds to lease, build, equip, and furnish each turnkey Restaurant. Upon completion, each turnkey Restaurant is marketed to prospective franchisees for the Company's total development costs plus an initial franchise fee and a development fee. The Company typically does not offer financing but believes that long term financing will be available to franchisees for up to 70% of the total cost from traditional small business lenders, including those who currently provide financing to Quizno's Owners.

     In 1997, the Company developed 7 turnkey units, 3 of which had been sold and one of which was under contract to sell as of March 1, 1998. In order to realize interim revenue from unsold units, the Company opened and operated four turnkey Restaurants. At December 31, 1997, the Company had $593,675 invested in Company owned turnkey Restaurants. The Company expects to sell those units to franchisees during the first half of 1998. In 1998 the Company plans to use a portion of these funds for turnkey conversions of Bain's units to Quizno's.

COMPETITION

     Restaurant  Operations.    The  restaurant industry is highly competitive
with respect to price, service, food quality and location and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company.

     The Company competes in the sandwich segment of the fast food industry, an industry long dominated by hamburger chains. Subway, the nation's largest submarine sandwich restaurant chain, has grown significantly in recent years and had approximately 13,000 units opened at December 31, 1997. The expansion of Subway has drawn attention to submarine sandwiches, during a time of growing concern relating to beef and fried foods. Despite the growth of Subway, its sales revenues make up less than 6% of the total sales revenues of the 18 largest sandwich chains. The Company believes that the submarine sandwich segment is underdeveloped, and that demand for submarine style sandwiches will continue to grow. Blimpie, the second largest submarine sandwich chain had only 1667 units opened in the United States at June 30, 1997. Most of the other submarine sandwich chains currently have less than 200 units each or are primarily local or regional. As of December 31, 1997, the Company had 327 franchised units operating (including 49 Bain's units), making the Company the third largest submarine sandwich chain in the United States.

     The Company's major competitors, including Blimpie, have followed Subway closely in the style and quality of the product, creating very little, if any differentiation in the market. Subway offers a low-cost product in a fast food style restaurant. The Company has positioned the Restaurants between the traditional fast food restaurant style of its submarine sandwich competitors and full-service dining, and has focused on higher quality food products, to distinguish the Restaurants from their competitors.

     Certain  Factors  Affecting the Restaurant Industry.  The Company will be required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs and national, regional and local economic conditions. A number of fast food restaurant companies have recently been experiencing flattening growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors, including the Company, which do attempt to match competitors' price reductions.

     Franchise Competition. In addition to its Restaurant operations, the Company competes with fast food chains, major restaurant chains and other franchisors for franchisees. Many franchisors, including those in the restaurant industry, have greater market recognition and greater financial, marketing and human resources than the Company. The Company believes it can compete successfully for franchisees for several reasons. The total cost of opening a Quizno's Restaurant tends to be lower than that of hamburger fast food and full-service dining restaurants. The ratio of sales revenue per restaurant to restaurant opening costs is also better for Quizno's Restaurants than for most of its competitors. Finally, the ambiance of Restaurants offers a Franchisee a pride in ownership that is unique to the Quizno's concept.

GOVERNMENT  REGULATIONS

     The Company is subject to Federal Trade Commission ("FTC") regulation and several state laws which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC has adopted rules and regulations governing the sale of franchises throughout the United States (the "FTC Rule"), which requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule.

     State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a substantial number of states. State laws that regulate the offer and sale of franchises require registration of the franchise offering with state authorities. Those that regulate the franchise relationship, generally require the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions have not had a significant effect on the Company's franchise operations. The Company is not aware of any pending franchise legislation which in its view is likely to materially affect the operations of the Company. The Company believes that its operations comply in all material respects with the FTC Rule and the applicable state franchise laws.

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

TRADEMARKS

     The Company presently owns the following trademarks or service marks (the "Marks"), each of which is registered on the Principal Register of the United States Patent and Trademark Office:


       Mark               Registration Number             Registration Date
       ----               -------------------             -----------------
"QUIZNO'S" service mark     1,317,420                      January 29, 1985

"QUIZNO'S" service mark     1,317,421                      January 29, 1985

"QUIZNO'S & Design"
 service mark               1,716,834                      September 15, 1992

"QUIZNO'S EXPRESS
 CLASSIC SUBS" service
 mark                       2,086,598                      September 19, 1996

"CHEEZE LOUISE & Design"
 service mark               2,125,221                      December 30, 1997

     The Quizno's Acquisition Company grants current Bain's Deli franchisees the non-exclusive right to use the following trademarks for the operations of their Bain's Deli restaurants: "BAIN'S CAFETERIA" trademark, Registration Number 959,079 (May 15, 1973); and "BAIN'S" trademark, Registration Number 1,640,049 (April 2, 1991).

     There are no presently effective determinations of the United States Patent and Trademark Office, the trademark trial and appeal board, the trademark administrator of any state or any court, nor are there any pending infringement, opposition or cancellation proceedings or material litigation, involving the Marks. There are no other agreements currently in effect which significantly limit the Company's right to use or license the use of the Marks.

EMPLOYEES

     As of December 31, 1997, the Company employed 48 full-time employees and 2 part-time employees, at its headquarters in Denver, Colorado. In addition, the Company employed 32 full-time and 92 part-time employees in its Company-owned Restaurants. The Company's employees are not covered by any collective bargaining agreement and management believes its employee relations are excellent.

ITEM  2.          DESCRIPTION  OF  PROPERTY

     The Company leases its headquarter's office space of 7,462 square feet at 1099 18th Street, Suite 2850, Denver, Colorado. The Company leased the premises for each of the 18 Company-owned and operated Restaurants at December 31, 1997, as follows:

1.  12201 E. Arapahoe Rd., #B7     Englewood, CO 80112     2,486 sq. feet
2.  6525  Gunpark  Dr.             Boulder,  CO  80301     1,976 sq. feet
3.  191  Blue  River Pkwy.         Silverthorne, CO 80498    931 sq. feet
4.  8081 E. Orchard Rd., #67       Greenwood Village, CO
                                     80111                 3,166 sq. feet
5.  2875  Pearl  St.,  Unit A      Boulder, CO 80301       2,450 sq. feet
6.  760 S. Colorado Blvd., Unit 1  Glendale, CO 80222      2,855 sq. feet
7.  1275  Grant  Street            Denver,  CO  80203      1,400 sq. feet
8.  1250 S. Hover Rd., Bldg. 8A    Longmont, CO 80501      2,350 sq. feet
9.  1660  Lincoln  St.,  #105      Denver, CO 80264        1,660 sq. feet
10. 10450  West  Colfax            Lakewood, CO  80215     1,992 sq. feet
11. 4495  North  Washington        Denver, CO  80216       1,903 sq. feet
12. 11211  120th  Ave., #73A       Kenosha, WI 53142       1,214 sq. feet
13. Coors  Field                   Denver,  CO    80205    429  sq. feet
14. 999  18th  Street,  #136       Denver, CO 80202        1,360 sq. feet
15. 3507 Manchester Expr., #F10    Columbus, GA 31909      613 sq. feet
16. 2236 Cove Blvd., #FC 2236      Panama City, FL 32405   687 sq. feet
17. 75 Middlesex Turnpike, #2109   Burlington, MA 01803    716 sq. feet
18. 999 S. Washington St. (Bain's) N. Attleborough, MA
                                    02760                  464 sq.  feet

ITEM  3.          LEGAL  PROCEEDINGS

     A Demand for Arbitration was filed on December 31, 1996 by S2D Subs, LLC, a franchisee, Ken Herring and Vicki Harding (collectively, "S2D"), listing allegations against The Company, Timothy Schaden, Richard E. Schaden, Richard
F. Schaden and Ronald Feldman for breach of contract, fraud, misrepresentation, unfair trade practices including violation of the Michigan Franchise Investment Law, breach of the implied covenant of good faith and fair dealing and manipulation of prices, without alleging any factual basis for such allegations (S2D Subs, LLC v. The Quizno's Corporation, Case No. 54
                        -----------------------------------------
114 00027 97, American Arbitration Association). The Company and the other defendants have denied the claims and vigorously defended this action. The Company also filed counterclaims against S2D for, among other things, breach of its franchise agreement. Hearings were held in January and February 1998. The parties are currently engaged in the preparation of post-hearing briefs, and a decision by the arbitrator is expected in the Second Quarter 1998. Based on the evidence adduced at the hearings, the Company believes it will prevail on all claims.

     There are no other pending material legal proceedings to which the Company is a party or to which the property of the Company is subject. From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of its business.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year ended December 31, 1997.

     PART  II

ITEM  5.          MARKET  FOR  COMMON  EQUITY  AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the NASDAQ Small-Cap Issues Market under the symbol "QUIZ." The following table shows high asked and low bid price information for each quarter in the last two calendar years as
reported  by  the  NASDAQ  Stock  Market,  Inc.    Such  quotations  reflect
inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On March 23, 1998, the stock closed at $5.56 bid, $5.75 asked.


Fiscal  Year  Ended  December  31,  1996
----------------------------------------
                                                     Last
                        High           Low           Trade
                        ----          ______         -----
First  Quarter          $4.13          $3.38          $3.63
Second  Quarter         $3.75          $2.88          $3.13
Third  Quarter          $3.50          $2.63          $3.50
Fourth  Quarter         $4.38          $3.00          $3.13


Fiscal  Year  Ended  December  31,  1997
----------------------------------------
                                                      Last
                        High           Low           Trade
                        -----         -----           -----
First  Quarter          $3.63          $2.94          $3.13
Second  Quarter         $4.44          $3.00          $4.13
Third  Quarter          $6.88          $3.81          $5.00
Fourth  Quarter         $6.38          $4.50          $4.88

     There were approximately 128 holders of record (and approximately 500 beneficial owners) of the Company's Common Stock as of March 23, 1998. The first number includes shareholders of record who hold stock for the benefit of others.

     The Company does not expect to pay any dividends on its Common Stock in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital.

     During the last quarter of 1997, the following securities were sold by the Company without registration with the Securities and Exchange Commission pursuant to the exemption noted:


Securities            Number of                                       Exemption
  Sold       Date      Shares     Consideration      Purchasers         Claimed
---------- --------   --------- -----------------  -------------  --------------

Class  B                100,000  Exchange for      Retail &       Regulation D
 Preferred November 11,  shares   $500,000 of       Restaurant
            1997                  debt              Growth
                                                    Capital Fund

Class  C                167,000  $835,000          Private        Regulation D
 Preferred October-      shares                     Investors
            November,
            1997

Common                  18,182   $100,000 of       Sellers of     Regulation D
 Stock     November 12,  shares   acquisition       Business
            1997                  price


Common     December 4,     475   $2,375 plan       Quizno's       Section 4(2)
 stock      1997          shares  obligation        401(k)
                                                    Plan

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     1997 was a milestone year for the Company. In the first quarter of 1997 the Company reported a loss of $(217,906), followed by a loss of $(49,356) in the second quarter, a profit of $104,058 in the third quarter, and a profit of $73,586 in the fourth quarter. Combined, the Company reported a loss of $(89,618) for the year.

     On a quarterly basis, earnings by business segment reflect the same continued improvement over the last eight quarters.


                    Franchise           Company
                    Operations           Stores           Other      Net
                     ----------         ---------         -----      ---

1st  Quarter  1996   $(6,229)            $9,567       $(196,386)   $(193,048)
2nd  Quarter  1996   139,199             17,211        (131,064)      25,346
3rd  Quarter  1996  (141,937)            53,622        (176,816)    (265,131)
4th  Quarter  1996    28,833              6,434        (621,422)    (586,135)
1st  Quarter  1997     7,272                966        (226,144)    (217,906)
2nd  Quarter  1997   103,631             70,279        (223,266)     (49,356)
3rd  Quarter  1997   214,261            118,347        (228,550)     104,058
4th  Quarter  1997   357,876            102,059        (386,349)      73,586

     The following is a summary of the Company's net income from franchise operations, Company store operations, and other charges for the last four years:


                                1997        1996         1995         1994
                                ----        ----         ----         ----
Franchise  Operations:
 Revenue                    $ 7,887,447  $ 4,574,603  $ 3,375,372 $ 1,849,739
 Expenses                    (7,204,407)  (4,554,737)  (3,045,505) (2,218,691)
                              ---------    ---------    ---------   ---------
  Income  (loss)                683,040       19,866      329,867    (368,952)
                              ---------    ---------    ---------   ---------

Company  Store  Operations:
--------------------------
  Revenue                     4,070,666    2,680,521   3,011,195      603,485
  Expenses                   (3,779,015)  (2,593,687) (3,078,821)    (630,440)
                              ---------    ---------   ---------      -------
  Income  (loss)                291,651       86,834     (67,626)     (26,955)
                              ---------    ---------   ---------      -------

Other  Charges:
--------------
 New programs and
  research  and
    development                (72,161)     (217,321)    (10,564)       (954)
 Reserves  against
  amounts  due  the
    Company                    (49,540)     (224,063)    (13,780)    (15,182)
  Provision  for
   litigation
   settlement,
   legal  costs
   and  settlement                 --       (134,500)       --          --
  Loss  on  store  closures   (120,928)         --          --          --
  Loss  related  to
   stores  held
   for  resale                 (60,673)      (76,442)   (120,439)   (326,889)
  Other                        (64,544)     (104,844)    (43,625)    175,000
  Depreciation  and
   amortization               (406,444)     (288,435)   (253,459)   (131,962)
  Interest  expense           (290,019)      (80,063)   (111,946)    (58,137)
                              --------       -------    --------   ---------
  Total  other               1,064,309    (1,125,668)   (553,813)   (358,124)
                             ---------     ----------    -------   ---------

Net  loss  before  preferred
  stock  dividends            $(89,618)  $(1,018,968)  $(291,572)  $(754,031)
                              =========    =========    ========    ========

     The Company's primary business is the franchising of Quizno's Restaurants. As a franchisor, revenue is derived from: (1) area director marketing fees, (2) initial franchise fees, and (3) royalties paid by its Owners. Area director fees occur only once for each exclusive area sold. Initial franchise fees are one time fees paid upon the sale of a franchise and vary directly with the number of franchises the Company can sell and open. Royalties, on the other hand, are ongoing fees paid by franchised restaurants and increase as the number of franchised restaurants increase. The Company's goal is to increase royalties as the most stable and reliable source of revenue. Each of these sources of revenue contribute to the profitability of the Company, but the relative contribution of each source will vary as the Company matures. Over time initial franchise fees and royalties will generate proportionately more revenue than area director marketing fees.

     The following table reflects the Company's revenue growth by source and the Company's restaurants for the past four years:


                                             Year  Ended  December  31,
                                             --------------------------
                                     1997       1996       1995       1994
                                     ----       ----       ----       ----
Royalties                        $2,747,955  $1,590,673  $1,046,329   $779,249
Initial  franchise fees           2,269,001   1,164,500     593,350    390,000
Area  director  fees              2,139,080   1,421,555   1,379,640    326,391
Other                               731,411     397,875     356,053    354,099
                                  ---------   ---------   ---------    -------
Franchise  revenue                7,887,447   4,574,603   3,375,372  1,849,739
Sales  by  Company owned stores   4,070,666   2,680,521   3,011,195    603,485
Sales  by  stores  held
  for  resale                       149,549     231,371     142,525    193,891
                                  ---------   ---------   ---------   --------
Total  revenue                  $12,107,662  $7,486,495  $6,529,092 $2,647,115
                                 ==========   =========   =========  ==========
                                     62%          15%          147%
                                     ===          ===          ====

Restaurants  open,  beginning           156         105          66         40
New  restaurants  opened                140          67          39         27
Restaurants  acquired                    52           -           -          -
Restaurants  closed                     (16)        (12)          -         (1)
Restaurants  closed, scheduled
  to reopen                              (5)         (4)          -          -
                                         ---         ----       ----       ----
Restaurant  open,  end                  327         156         105         66
                                        ===          ===        ===        ===
New  franchises  sold                   180         172          50         37
Initial  franchise  fees
   collected                     $2,919,946  $1,743,846  $1,040,188   $710,000
Systemwide  sales               $55 million $36 million  $26 million $19 million
Average  unit  volume(1)           $316,259    $300,580    $322,000   $363,000
Same store sales (2) (3)            Up 1.3%     Down .2%  Down 7.3%    Up  4.1%

(1)          Excludes  units  located  in convenience stores and gas stations.
Includes  only  units  open  at  least  one  year  under  the  same ownership.
(2) Same store sales for 1997 is based on 52 stores open all of 1996 and 1997. Stores which transferred ownership during this period, or were in substantial default of the franchise agreement at December 31, 1997, are excluded.
(3) Because the Company is and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as units are included from more start up markets.

During  1997  same  store  sales  were  as  set  forth in the following table:


1st  Quarter            2nd  Quarter            3rd  Quarter       4th Quarter
------------          --------------          --------------      ------------
 (0.4%)                    (2.2%)                    3.5%              9.3%
-------                  --------                  ------             ------


RESULTS  OF  OPERATIONS

Comparison  of  Years  Ended  December  31,  1997  and  1996

     Franchise revenue increased 72% in 1997 to $7,887,447 from $4,574,603 in 1996. Total revenue increased 62% in 1997 to $12,107,662 from $7,486,495 in
1996. The revenue increase resulted from the following items, in order of impact: Company store sales, royalty fees, initial franchise fees, and area director fees.

     ROYALTY FEES increased 73% to $2,747,955 from $1,590,673 in 1996. Royalty fees are a percentage of each Owner's sales paid to the Company and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase or decrease. At December 31, 1997 there were 308 franchises open (including Bain's) as compared to 147 at December 31, 1996. The royalty was increased to 6% for all Quizno's franchise agreements entered into after February 10, 1995. The royalty for Quizno's Express units is 8%. The Company will increase the royalty to 7% for all non-express franchise agreements entered into after March 31, 1998.

     Included are 51 Bain's franchises acquired on November 12, 1997 which pay royalties at rates ranging from 0% to 5%, and account for $72,347 in 1997 royalty revenue, approximately 6.3% of the increase. The Company recorded royalty revenue from approximately one half of the Bain's franchisees that comply and pay fees. The Company is aggressively pursuing collection of royalties from the other Bain's franchisees and will record the revenue when and if the funds are collected. Bain's franchisees who do not convert will be required to pay royalties pursuant to their existing Bain's franchise agreements. The Company expects between 10 and 20 Bain's franchisees may convert to Quizno's in 1998 and 1999.

     The purchase price paid by the Company for the Bain's chain was calculated knowing the high number of non-paying franchises in the chain. The amount paid by the Company was based on a multiple of actual royalties paid and no value was ascribed to the non-paying franchises. However, the Company has the right to collect current and past due royalties, which will be reported as income when collected.

     INITIAL FRANCHISE FEES increased 95% in 1997 to $2,269,001 from $1,164,500 in 1996. Initial franchise fees are one time fees paid by Owners at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. In 1997, the Company opened 140 franchises as compared to 67 opened in 1996. The Company's initial franchise fee has been $20,000 since 1994. Owner's may purchase a second franchise for $15,000 and third and subsequent franchise for $10,000. The initial franchise fee for a Quizno's Express franchise is $10,000 for the first, $7,500 for the second, and $5,000 for the third and additional franchises purchased by the same Owner.

     For four months during 1996 the Company offered approved existing franchisees the right to purchase one additional franchise for every currently effective franchise agreement for an initial fee of $1,000. The Company sold 75 such franchises, 14 of which were opened in 1996 and 1997, 32 of which were terminated, and 29 of which are planned to open in 1998.

     Initial franchise fees collected by the Company are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at December 31, 1997 were $2,148,662 and represent 142 franchises sold but not yet in operation, compared to $1,575,471 at December 31, 1996 representing 150 franchises sold but not open. The decline in the number of unopened franchises and the low per unit average fee in 1996 was due to the sale of 75 franchises for $1,000 discussed above. Direct costs related to the sale, primarily sales commissions to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid and due at the time of opening with respect to initial franchise fees deferred at December 31, 1997 were $638,616. Approximately 50% of all initial franchisee fees received by the Company are paid to area directors for sales and opening commissions.

     The Company did not sell or open any Bain's franchises in 1997 nor does it expect to in the future.

     AREA DIRECTOR MARKETING FEES increased 51% in 1997 to $2,139,080 from $1,421,555 in 1996. Area director marketing fees are one time fees paid to the Company for the right to sell franchises in a designated, non-exclusive, area, including international markets. The fee for U.S. areas was $.03 per person in the designated area through June 1996, $.035 from July 1996 through December 1996, $.05 from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each area director is required to pay a training fee of $15,000 ($10,000 through June 1996). The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In 1997, the Company sold 28 new area directorships including 12 existing area directors who purchased additional territory, as compared to 22 area directorships sold in 1996. At December 31, 1997, the Company had a total of 76 area directors who owned areas encompassing approximately 71% of the population of the United States.

     The Company offers area director applicants financing for up to 50% of the area director marketing fee. The amount financed is required to be paid to the Company in installments over five years at 15% interest. The promissory notes are personally signed by the area director and, depending on the personal financial strength of area director, secured by collateral unrelated to the area directorship, usually a second mortgage on the area director's home. Of the 28 area directorships sold in 1997, 12 used this financing for $354,412, representing 17% of the area director marketing fees recognized in 1997. In 1996, a total of $236,407 was financed representing 17% of area director fee revenue.

     There are no area directors in the Bain's system and the Company does not intend to sell any Bain's area directorships in the future.

     OTHER REVENUE increased by 139% in 1997 to $593,771 from $248,094 in 1996. Other revenue is primarily bookkeeping fees charged Owner's for whom the Company provided bookkeeping services and amounts paid by equipment suppliers for design and construction. Since 1995, the Company's franchise agreement requires all new franchisees to utilize the Company's bookkeeping services for their first 12 months of operations. The current fee per store is $80 per week. The fee will be increased to $85 per week for all franchise agreements executed after March 31, 1998. Bookkeeping fees were $326,958 in 1997 compared  to  $189,055  in  1996.

     SALES AND ROYALTY COMMISSIONS expense increased 156% to $2,346,746 in 1997 from $914,726 in 1996. Sales and royalty commissions are amounts paid to the area directors of the Company under its area director program implemented March 1995.

     The Company's area directors receive commissions equal to 50% of the initial franchise fees and 40% of royalties received by the Company from franchises sold, opened, and operating in the area director's territory. In exchange for these payments, the area director is required to market and sell franchises, provide location selection assistance, provide opening assistance to new owners, and perform monthly quality control reviews at each franchise open in the area director's territory.

     The Area Director is entitled to receive commissions for a period of 15 years following the opening of each franchised Restaurant, notwithstanding the expiration of the Area Director Agreement (unless the Area Director Agreement is terminated upon the occurrence of an event of default). Upon expiration of the agreement, the commission paid is reduced to 1% of sales for the remainder of the 15 years. Subsequent to year end, this period was reduced to a maximum of 5 years.

     GENERAL AND ADMINISTRATIVE expenses increased 36% to $4,611,978 in 1997 from $3,400,802 in 1996. As a percent of franchise revenue, general and administrative expenses have fallen from 80% in 1995, 74% in 1996, to 58% in 1997. General and administrative expenses include all the operating costs of the Company. The increase is primarily due to the addition of employees to service the rapidly growing network of Quizno's owners and area directors. Although general and administrative expenses will likely continue to increase as the Company grows, management expects the rate of increase to decline.

     The Company believes its general and administrative expenses are adequate and are not in excessive in relation to the size and growth of the Company.

     SALES BY COMPANY OWNED STORES increased by 52% in 1997 to $4,070,666 from $2,680,521 in 1996. During 1997 the Company operated stores for a total of 118 store operating months. In 1996, the Company had a total of 82 store operating months. Sales per store month increased 5.5% in 1997 to $34,497 from $32,689. During 1997, the Company earned $291,651 at Company stores compared to $86,834 in 1996. At December 31, 1997 the Company had 17 (eight at December 31, 1996) operating Company stores plus one store which operates only during baseball season.

     DIRECT RETAIL ADVERTISING was $3,053 in 1997 and $120,936 in 1996. Direct retail advertising is the cost for direct retail advertising on behalf of franchised stores. Prior to 1996 the Company had not made any such contribution and the Company has no plans to make such contributions in 1998.

     RESEARCH AND DEVELOPMENT was $69,108 in 1997 compared to $17,295 in 1996. Research and development are costs incurred to research, test, and evaluate new concepts, products and menu items.

     NON-TRADITIONAL DEVELOPMENT PROGRAM expenses were zero in 1997 and $79,090 in 1996. In 1996 the Company formed and staffed a department for the purpose of developing a program to sell franchises and place Quizno's units in non-traditional locations such as airports, hospitals, convenience stores and gas stations, sports arenas, etc. In 1997, the cost of operating this program was rolled into the Company's real estate department.

     STORES HELD FOR RESALE lost $60,673 on sales of $149,549 in 1997 compared to a loss of $76,442 on sales of $231,371 in 1996. In 1997, the Company operated one store held for resale for three months, which store was sold to a franchisee in the first quarter of 1997, and one store for ten months which was then closed. In 1996, the Company operated one store for six months, and one store for two months, both sold to franchisees in 1996, and one store for three months which was then closed. At December 31, 1997, the Company operated  no  stores  held  for  resale  (one  at  December  31,  1996).

     The Company has in the past and may continue in the future to acquire or takeover franchised stores from Owners who have been unable to operate successfully for reasons unrelated to the location or the market. In such cases, the Company will typically operate the restaurant, make any required improvements and repairs, re-staff, begin local store marketing, and ultimately transfer the restaurant to a new qualified Owner. Occasionally the Company may in the future, as it has in the past, incur short term operating losses in cases where it takes over and re-markets a franchised store. However, the royalties paid over the long term by the new owner will normally offset or exceed such losses.

     LOSS  ON  SALE  OR CLOSURE OF STORES HELD FOR RESALE was $120,928 in 1997
and zero in 1996. The loss represents the cost for one store closed in 1997 located on a shopping center pad where the anchor tenant ceased operations and was not replaced, resulting in traffic flow insufficient to support a Quizno's restaurant.

     PROVISION FOR LITIGATION SETTLEMENT was $134,500 in 1996. In 1997, there was no provision for litigation settlement. The 1996 amount includes $13,500 related to a settlement agreement reached in 1996 with a previous area director, which sum was paid in 1997, $95,000 reserved at December 31, 1996, and direct legal costs associated with claims. The 1996 charge of $95,000 relates to a potentially adverse claim made by one area director. The claim was settled in 1998 for a payment to be made of $68,000. The reserve for litigation loss is $95,000 at December 31, 1997.

     PROVISION FOR BAD DEBTS was $49,540 in 1997 compared to $224,063 in 1996. The 1996 expense includes an addition to the Company's reserves of $173,000 in the 4th quarter of 1996 made based on management's evaluation of business and industry factors occurring in 1996 having a negative impact on the collectibility of certain amounts due the Company. The allowance for doubtful accounts and promissory notes is $178,231 at December 31, 1997.

     OTHER EXPENSES were $64,544 in 1997 compared to $104,844 in 1996. The 1997 expense is primarily subleasing losses related to two stores previously owned by the Company and sold to franchisees. The 1996 expense includes a one time loss on the sale of a store located in Missouri and sold by the Company to a franchisee in 1996, plus subleasing losses.

     DEPRECIATION AND AMORTIZATION was $404,644 in 1997 and $228,435 in 1996. The increase is primarily due to the acquisition and development of eight new Company owned stores and the acquisition of the Bain's chain in 1997.

     INTEREST EXPENSE was $290,019 in 1997 and $80,063 in 1996. The increase is primarily attributable to the interest on convertible subordinated debt borrowed on December 31, 1996, $2,000,000 through November 11, 1997 and $1,500,000 from November 12, 1997 through December 31, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     NET  CASH  PROVIDED BY OPERATING ACTIVITIES was $723,951 in 1997 compared to cash used by operating activities of $410,964 in 1996, an improvement of $1,134,915. The primary reason for the improvement from 1996 to 1997 is the 1997 loss which was less than the 1996 loss by $929,350.

     NET CASH USED IN INVESTING ACTIVITIES was $2,620,457 in 1997 compared to cash used by investing activities of $780,651 in 1996. Cash used by investing activities for both years was primarily related to the acquisition or development of Company owned stores. In addition, in 1997 cash was used to acquire Bain's and was invested in short term A rated corporate bonds.

     NET CASH PROVIDED BY FINANCING ACTIVITIES was $330,463 in 1997 compared to cash provided by financing activities of $1,634,523 in 1996. The amount provided in 1997 was primarily from the sale of preferred stock less principal payments on debt. The amount provided in 1996 was primarily the proceeds of the convertible subordinated debt financing for $2 million.

     At December 31, 1997, the Company had $593,675 invested in Company owned turnkey restaurants offered for sale. One such restaurant is under contract to be sold for cash in the first quarter of 1998. The other restaurants are expected to be sold for cash in 1998.

     In the first quarter of 1998, the Company acquired one restaurant from a franchisee for $50,000 cash and entered into leases for the development of three new Company stores at a cost of approximately $350,000, most of which is expected to be financed.

     In the first quarter of 1998 the Company announced a program under which its area directors will have a right to elect to have all future franchisee leases in the area director's territory signed by The Quizno's Realty Company ("TQRC"), a wholly owned subsidiary of the Company. As a condition of the lease, the landlord will agree not to look beyond TQRC for payments. These locations would then be subleased by TQRC to the franchisee whose personal liability is limited to one year. The franchisee will pay TQRC an indemnification fee of $165 per month, pay a one time lease processing fee to TQRC of $2,200, and pay a security deposit to TQRC equal to two months rent. Effective March 1, 1998, the Company transferred cash and other assets having a book value of approximately $500,000 to TQRC in exchange for stock and a promissory note. The Company expects that 10% to 20% of all new franchise locations will be developed under this program.

     As it has in the past, the Company will continue to consider acquisitions of other chains, the purchase of Quizno's restaurants from its franchisees, and the purchase of Quizno's area directorships from its area directors. From time to time the Company will make offers and enter into letters of intent for such transactions subject to the completion of due diligence. In all such cases, the Company will identify the sources of cash required to complete such transactions prior to entering into a binding agreement.

     On December 31, 1996, the Company completed a debt financing for $2 million of which $500,000 was converted to preferred stock in December 1997. The $1,500,000 loan is payable interest only at 12.75%, $15,937.50 per month, through June 1998, interest and principal payments of $34,141 from July 1998 through November 2001, and a final balloon payments of $587,295 on December 31, 2001. Any outstanding balance on the loan is due in full if the Company has a secondary public offering of its stock. In connection with the loan, the lender has the right to purchase 372,847 shares of the Company's common stock for $3.10 per share.

     The lender has agreed to subordinate its security interests to other lenders, including a line of credit lender, for amounts up to a total of $700,000. At December 31, 1997, the Company had $188,929 of such "senior" debt outstanding, thus leaving another $511,071 available. The Company intends to arrange a working capital line of credit for this amount and is currently negotiating with interested lenders.

     In  November  of  1997,  the  Company  and  the  lender agreed to convert
$500,000 of the principal amount of the $2 million debt to a new class of preferred stock (Class B). Class B preferred stock has a cumulative dividend of 12.75%, is callable at any time by the Company, and is convertible into common stock after five years at the then-current market value. In connection with this conversion, the Company granted to the lender 42,209 common stock purchase warrants exercisable at $5 per share. The number of warrants decline to 20,586 over three years if the preferred stock is not called by the Company, all dividends have been paid, and certain specified earnings levels have been reached.

     Other than the above, the Company does not have any commitments or contracts to build, acquire, or sell any additional Company owned stores.

     Since its inception, the Company has incurred losses totaling $2,085,122, through December 31, 1997. The Company has financed these losses primarily through the sale of common stock and through the issuance of preferred stock as well as convertible subordinated debt. The Company's trends are positive in that for the six months ended December 31, 1997, it had a profit before preferred stock dividends of $177,644. As seen in its statement of cash flows for 1997, the Company generated cash from operation of approximately $724,000. The Company believes its ability to generate cash flow, combined with additional financing, if necessary, will generate sufficient cash to support its operations for the next twelve months.

     The Company's restaurant sales, and therefore royalties, during the months of November through February are generally lower due to the location of most of its restaurants.

     YEAR  2000  DISCLOSURE

     The  Company  uses  current  versions  of widely used, publicly available software for its accounting and other data processing requirements. The providers of the software utilized by the Company have stated that there will be no failures in the programs used by the Company resulting from the year 2000. The Company has no customized software. The Company has not yet determined the impact, if any, that year 2000 issues may have on its vendors. However, the Company believes there are adequate alternative vendors that can supply products and services to the Company if necessary. Finally, the Company's business quick service restaurants is not highly dependent upon electronic data processing. In conclusion, the Company does not believe it is at a material risk from year 2000 issues.

     FORWARD-LOOKING  STATEMENTS

     Certain information discussed in this Form 10-KSB, and in particular in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, without limitation, the effect of national and regional economic and market conditions in the United States and in other countries in which franchises are sold, costs of labor and employee benefits, costs of marketing, costs of food and non-food items used in the operation of the Restaurants, intensity of competition for locations and franchisees, as well as customers, perception of food safety, legal claims, and the availability of financing for the Company and its franchisees. Many of these risk are beyond the control of the Company. In addition, specific reference is made to the "Risk Factors' contained in the Company's Prospectus, dated January 9, 1998, related to the Registration Statement on Form S-3 filed by the Company (Registration No. 333-38691).

     As described earlier, the Company's principal sources of income are royalty fees, initial franchise fees, and area director marketing fees. These sources are subject to a variety of factors that could adversely impact the profitability of the Company in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor to the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the above identified sources of income. Because the Company's franchises are still concentrated in a few regions of the U.S., regional economic factors could adversely affect the Company's profitability. Weather, particularly severe winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans and people in other countries in which franchises are sold will also impact the Company's profitability. As eating habits change and types of cuisine move in and out of fashion, the Company's challenge will be to formulate a menu within the Company's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.

ITEM  7.          FINANCIAL  STATEMENTS

     Attached hereto and filed as a part of this Form 10-KSB are the consolidated financial statements listed in the Index to the Consolidated Financial Statements at page F-1.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM  10. EXECUTIVE  COMPENSATION

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM  12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by the above four Items is omitted because the Company intends to file a proxy statement with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year in accordance with General Instruction E(3) to Form 10-KSB. The information called for by these Items is incorporated herein by reference to the proxy statement.

ITEM  13.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)         Exhibits required by Item 601 of Regulation S-B.  The Company
                 -----------------------------------------------
will furnish to its shareholders of record as of the record date for its 1998 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.

Item  No.                       Exhibit  Description
---------          ----------------------------------------------

2.1 Articles of Merger Merging Schaden & Schaden into The Quizno's Operating Company, incorporated by reference to
                   Exhibit 2(ii) to the Company's Form 8-K, filed November 4, 1994.

2.2 Asset Purchase Agreement, among The Quizno's Acquisition Company, Bain's Deli Franchise Associates, through its General Partner, Gemini Enterprises, Ltd., Gemini One, Inc. And Jolles #4 Partnership, dated November 12, 1997, incorporated by reference to Exhibit 2.1 to Form 8-K, filed by the Company with the SEC on November 26, 1997.

3.1 Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

3.2 Articles of Amendment to the Articles of Incorporation of the Company authorizing 146,000 shares of Class A Cumulative Convertible Preferred Stock, incorporated by reference to
                   Exhibit 3.2 to the Company's Form 10-KSB, dated
                   March  28,  1997.

3.3 Articles of Amendment changing the Company name, incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB, dated March 28, 1997.

3.4                By-laws of the Company, incorporated by reference to Exhibit
                   3.4 to the  Company's  Form  10-KSB,  dated  March 28, 1997.

3.5 Articles of Amendment to Articles of Incorporation of the Company authorizing 100,000 shares of Class B Preferred Stock and 200,000 shares of Class C Cumulative Convertible Preferred Stock.

4.1 Form of certificate evidencing Common Stock, $.001 par value, of the Company, incorporated by reference to Exhibit
                   4.1  to  the  Company's Registration  Statement  on  Form
                   S-3  (Reg.  No.  333-38691).

4.2 Form of Representative's Warrant, incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

9.1 Voting Trust Agreement between Richard E. Schaden and Richard F. Schaden, dated July 14, 1994, incorporated by reference to Exhibit A to the Schedule 13-D, dated July 14, 1994, filed by Richard E. Schaden and Richard F. Schaden.

9.2 First Amendment to Voting Trust Agreement dated November 4, 1994, incorporated by reference to Exhibit a to the Amendment No. 1 to Schedule 13-D, dated November 4, 1994, filed by Richard E. Schaden and Richard F. Schaden.

9.3 Second Amendment to Voting Trust Agreement dated September 5, 1996, incorporated by reference to Exhibit 9.3 to the Company's Form 10-KSB, dated March 28, 1997.

10.1 Employment Agreement of Mr. Richard E. Schaden, incorporated by reference to Exhibit 10(a) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.2 Employment Agreement of Mr. Richard F. Schaden, incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.3               Employee Stock Option Plan, incorporated by reference to
                   Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-45549).

10.4 Amended and Restated Stock Option Plan for Non-Employee Directors and Advisors incorporated by reference to
                   Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-45549).

10.5               Indemnity  Agreement between the Company and Richard E.
                   Schaden, incorporated by reference to Exhibit 10(e) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.6               Indemnity  Agreement between the Company and Richard F.
                   Schaden, incorporated by reference to Exhibit 10(f) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.7               Indemnity  Agreement  between the Company and Patrick E.
                   Meyers, incorporated by reference to Exhibit 10(g) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.8               Indemnity  Agreement between the Company and Brownell M.
                   Bailey, incorporated by reference to Exhibit 10(h) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.9               Indemnity Agreement between the Company and Frederick H.
                   Schaden, incorporated by reference to Exhibit 10(i) to the Company's Registration Statement on Form SB-2 (Reg. No. 33-72378-D).

10.10              Indemnity Agreement between the Company and J. Eric Lawrence.

10.11              Indemnity Agreement between the Company and Mark L. Bromberg.

10.12              Form  of  Franchise  Agreement.

10.13 Form of Area Director Marketing Agreement, incorporated by reference to Exhibit 10.12 to the Company's 10-KSB dated March 28, 1997.

10.14              Office Lease for the Company, incorporated by reference to
                   Exhibit 10.14 to the Company's Form 10-KSB, dated March 28, 1997.

10.15 Amendment to Employment Agreement between the Company and Mr. Richard E. Schaden, dated February 29, 1996, incorporated by reference to Exhibit 10.15 to the Company's 10-KSB, dated March 29, 1996.

10.16 Amendment to Employment Agreement between the Company and Mr. Richard F. Schaden, dated February 29, 1996, incorporated by reference to Exhibit 10.16 to the Company's 10-KSB, dated March 29, 1996.

10.17 Deferment Agreement between the Company and Illinois Food Management, Inc., dated February 27, 1996, incorporated by reference to Exhibit 10.17 to the Company's 10-KSB, dated March 29, 1996.

10.18 Investment Agreement between the Company and Retail and Restaurant Growth Capital, L.P. ("RRGC"), a Delaware limited partnership, dated as of December 31, 1996, incorporated by reference to Exhibit 10.18 to the Company's Form 10-KSB, dated March 28, 1997.

10.19 Senior Subordinated Convertible Promissory Note (with Form of Warrant attached) issued by the Company to RRGC, dated December 31, 1996, incorporated by reference to
                   Exhibit 99(a) to Schedule 13D filed by RRGC with the SEC on January 9, 1997.

10.20 Security Agreement between the Company and RRGC, dated as of December 31, 1996, incorporated by reference to Exhibit
                   10.20 to the Company's Form  10-KSB,  dated  March  28, 1997.

10.21 Stockholders' Agreement between the Company and RRGC, dated as of December 31, 1996, incorporated by reference to
                   Exhibit 99(b) to Schedule 13D filed by RRGC, filed with the SEC on January 9, 1997.

10.22 Amended and Restated Senior Subordinated Convertible Promissory Note issued by the Company to RRGC, incorporated by reference to Exhibit 99(c) to Schedule 13D/A filed by RRGC with the SEC on December 4, 1997.

10.23 First Amendment to Investment Agreement between RRGC and the Company, dated October 8, 1997.

10.24 Warrant to Purchase Shares of Common Stock of The Quizno's Corporation, dated as of November 11, 1997 and issued to RRGC.

10.25 First Amendment to Security Agreement between the Company and RRGC, dated as of November 11, 1997.

10.26 Amended and Restated Security Agreement among the Company, The Quizno's Operating Company and RRGC, dated as of December 31, 1996.

10.27 License Agreement between The Quizno's's Acquisition Company and Jolles #4 Partnership, dated as of November 12, 1997, incorporated by reference to Exhibit 99.1 to Form 8-K, filed by the Company with the Sec in November 26, 1997.

20.1 Risk Factors Section from the Company's Prospectus dated January 9, 1998 included in the Registration Statement on Form S-3 filed by the Company (Registration No. 333-38691).

21.1               List  of  Company  subsidiaries.

27                 Financial Data Schedule

     (b) Reports on Form 8-K.  The Company filed one Report on Form 8-K during
         -------------------
the last quarter of 1997. Such filing was made on November 26, 1997, and amended by a Form 8-K/A filed on December 31, 1997 and related to the acquisition of the assets and business of Bain's Deli by the Company.

     SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1998.

     THE  QUIZNO'S  CORPORATION



     By: /s/ Richard E. Schaden
   Richard  E.  Schaden,
   President  and  Chief  Executive
   Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


      Signature                        Title                    Date
      ---------                        -----                    ----

/s/ Richard E. Schaden      President,  Chief  Executive    March  26, 1998
                            Officer  and  Director
Richard  E.  Schaden        (Principal  Executive  Officer)


/s/ Richard F. Schaden      Vice President, Secretary       March 26, 1998
Richard  F.  Schaden        and  Director


/s/ Brownell M. Bailey      Director                        March 26, 1998
Brownell  M.  Bailey



/s/ Mark L. Bromberg        Director                        March 26, 1998
Mark  L.  Bromberg


/s/ J. Eric Lawrence        Director                        March 26, 1998
J.  Eric  Lawrence

/s/ Frederick H. Schaden    Director                        March 26, 1998
Frederick  H.  Schaden

/s/ John L. Gallivan        Chief Financial Officer         March 26, 1998
John  L.  Gallivan          and  Treasurer  (Principal
                            Financial  and  Accounting
                            Officer)

                           THE QUIZNO'S CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT
                       DECEMBER 31, 1997, 1996 AND 1995






                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES




                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----

Independent  Auditors'  Report                                         F  -  1

Consolidated  Financial  Statements

     Consolidated  Balance  Sheets                                     F  -  2

     Consolidated  Statements  of  Operations                          F  -  3

     Consolidated  Statement  of  Stockholders'  Equity                F  -  4

     Consolidated  Statements  of  Cash  Flows                         F  -  5

Notes  to  Consolidated  Financial  Statements                         F  -  7




                         INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors  and  Stockholders
The  Quizno's  Corporation  and  Subsidiaries
Denver,  Colorado

We have audited the accompanying consolidated balance sheets of The Quizno's Corporation and Subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Quizno's Corporation and Subsidiaries as of December 31, 1997, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company changed its method of computing earnings per share.




                                        /s/Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC
February  20,  1998
Denver,  Colorado

                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                               December 31,
                                 ------------------------------------------
                                    1997            1996            1995
                                 -----------    -----------      ----------
                               ASSETS (NOTE 10)
Current  assets
 Cash and cash equivalents      $  561,287       $2,127,330      $1,684,422
 Short-term  investments           538,188               -               -
 Restricted  cash                       -            16,748          15,927
 Accounts  receivable,
  net  of  allowance
  for  doubtful  accounts
  of $38,231 (1997),
  $51,077  (1996)
  and  $11,777  (1995)
  (Note  8)                       545,109           363,602         276,522
 Current portion of
   notes  receivable
   (Notes  3  and  8)             598,486           501,255         304,918
 Other  current  assets           375,902           147,856         155,973
 Assets  of  stores  held
   for  resale  (Note  4)              -            116,229         144,499
 Stores  under  development
   (Note  4)                      593,675                 -              -
                                ---------         ----------      -----------
   Total  current  assets       3,212,647         3,273,020       2,582,261
                                ---------         ----------      -----------

Property  and  equipment  at
 cost, net (Notes 2 and 5)      2,164,898         1,458,979       1,083,476
                                ---------         ---------       ---------

Other  assets
 Intangible  assets,  net
  (Notes  2  and  6)            1,727,400           557,483         537,149
 Deferred assets (Notes 7
   and 13)                        914,762           937,450         588,051
 Deposits  and other assets
  (Note 2)                         76,294            37,630          31,454
 Notes  receivables,
   net  (Notes  3  and  8)        734,495           575,222         528,484
                                ---------         ---------       ---------
   Total  other  assets         3,452,951         2,107,785       1,685,138
                                ---------        ----------      ----------

Total  assets                  $8,830,496        $6,839,784      $5,350,875
                                =========         =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities
 Accounts  payable             $1,065,374        $1,053,028      $  713,446
 Accrued liabilities (Note 8)     489,848           170,728          53,168
 Line-of-credit  (Note  9)             -            100,000         160,000
 Current  portion  of
  long-term  obligations
  (Notes 8 and 10)                303,084           375,595         171,217
 Current  portion  of
   subordinated  debt
   (Note  10)                     110,912                -               -
 Provision  for  loss  on
   stores  held  for
   resale  (Note 4)                    -                 -           58,000
                               -----------        ---------       ----------
   Total current liabilities    1,969,218         1,699,351       1,155,831

Line-of-credit  (Note  9)              -            120,239         215,505
Long-term  obligations
  (Notes  8  and  10)             741,570           203,801         341,453
Convertible  subordinated
  debt  (Note  10)              1,389,088         2,000,000              -
Other  liabilities                     -                 -           12,101
Deferred  revenue  (Note  8)    2,148,662         1,575,471       1,309,155
                               ----------        ----------      ----------
   Total  liabilities           6,248,538         5,598,862       3,034,045
                               -----------        ----------      ----------

Commitments  and  contingencies
  (Notes  4,  11  and  15)

Stockholders'  equity  (Notes
 10  and  12)
 Preferred  stock,  $.001  par
  value,  1,000,000  shares
  authorized; Series A issued
  and  outstanding 146,000 in
  1997, 1996 and 1995 ($876,000
  liquidation  preference)            146              146             146
 Series  B  issued  and
   outstanding  100,000  in
   1997 and 0 in 1996 and 1995
  ($500,000  liquidation
  preference)                         100               -                -
 Series  C  issued  and
  outstanding  167,000  in
  1997 and 0 in 1996 and 1995
  ($835,000  liquidation
  preference)                         167               -                -
 Common  stock,  $.001  par
  value;  9,000,000  shares
  authorized; issued and
  outstanding,  2,923,294
  in  1997,  2,864,757  in
  1996  and  1995                  2,923            2,865             2,865
 Capital  in  excess  of
   par  value                  4,663,744        3,233,415         3,290,355
 Accumulated  deficit         (2,085,122)      (1,995,504)         (976,536)
                             -----------       -----------       ---------
     Total  stockholders'
      equity                   2,581,958        1,240,922         2,316,830
                             -----------       ----------        ----------

Total liabilities and
 stockholders' equity         $8,830,496       $6,839,784        $5,350,875
                              ==========       ==========        ==========

                          See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Year Ended December 31,
                              ---------------------------------------------
                                  1997             1996             1995
                              ------------    --------------   ------------

Franchise  operations:
 Revenue  (Note  8)
   Royalty  fees               $ 2,747,955      $ 1,590,673      $ 1,046,329
   Initial  franchise  fees      2,269,001        1,164,500          593,350
   Area  director marketing
     fees                        2,139,080        1,421,555        1,379,640
   Other                           593,771          248,094          208,776
   Interest  revenue               137,640          149,781          147,277
                                 ---------        ---------         --------
     Total  revenue              7,887,447        4,574,603        3,375,372
                                ----------        ---------        ---------

 Expenses
   Sales and royalty
    commissions                 (2,346,476)        (914,726)        (253,173)
   Advertising and promotion      (245,953)        (239,209)         (79,074)
   General  and  administrative
    (Note  8)                   (4,611,978)      (3,400,802)      (2,713,258)
                                 ---------        ---------        ---------
     Total  expenses            (7,204,407)      (4,554,737)      (3,045,505)
                                 ---------        ---------        ---------

Income  from  franchise
  operations                       683,040           19,866          329,867
                                  --------          -------         --------

Company  store  operations:
 Sales  by  Company  owned
  stores  expenses               4,070,666        2,680,521        3,011,195
                                 ---------        ---------        ---------
 Cost  of  sales  at  Company
   stores                       (1,309,624)        (959,045)      (1,006,317)
 Cost  of  labor  at  Company
   stores                       (1,037,101)        (777,170)        (894,217)
 Other  Company  store
   expenses                     (1,432,290)        (857,472)      (1,178,287)
                                -----------       ---------       ----------
     Total  expenses            (3,779,015)      (2,593,687)      (3,078,821)
                                -----------      -----------      -----------

Income  (loss)  from  Company
  stores  operations               291,651           86,834          (67,626)

Other  income  (expenses):
 Research  and  development
   and  new  programs
   Direct  retail  advertising      (3,053)        (120,936)              -
   Research  and  development      (69,108)         (17,295)        (10,564)
   Non-traditional development
    program                              -          (79,090)              -
 Other
   Sales  by  stores  held
     for  resale                   149,549          231,371         142,525
   Loss  and  expenses
    related  to  stores
    held  for  sale               (210,222)        (307,813)       (262,964)
   Loss  on  sale  or
    closure  of  Company
    stores                        (120,928)              -               -
   Provision  for  litigation
    settlement                          -          (134,500)             -
   Provision  for  bad  debts      (49,540)        (224,063)        (13,780)
   Other  expenses                 (64,544)        (104,844)        (43,625)
   Depreciation and amortization  (406,444)        (288,435)       (253,459)
   Interest  expense              (290,019)         (80,063)       (111,946)
                                ----------           --------       ---------
     Total  other expenses      (1,064,309)      (1,125,668)       (553,813)
                               -----------       -----------       ---------

Net  loss                          (89,618)      (1,018,968)       (291,572)
Preferred  stock  dividends        (93,998)         (56,940)        (56,940)
                                  --------       --------       --------

Net  loss  applicable  to
 common  stockholders          $  (183,616)     $(1,075,908)     $ (348,512)
                               ===========      ===========      ==========

Basic  net  loss  per share
  of common stock              $      (.06)     $      (.38)     $    (.12)
                               ===========      ===========      =========

Weighted  average  common
   shares  outstanding           2,878,310        2,864,757      2,863,130
                                ==========       ==========      =========

                         See notes to consolidated financial statements.

                  THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                    Convertible
                                  Preferred Stock           Common Stock
                               ---------------------    --------------------
                                 Shares     Amount       Shares     Amount
                               ---------  ----------    --------  ----------

Balance, December 31, 1994      146,000      $  146     2,860,000   $2,860

Issuance  of  common  stock
 in exchange for general
 partnership  interest               -            -         2,500        3

Purchase  price  paid  for
  Quiz  One  Limited
  Partnership  general
  partner's interest  over
  historical  book  value            -            -             -        -

Issuance  of  common  stock
 pursuant  to  employee
 benefit  plan                       -            -          2,257       2

Preferred  stock dividends           -            -             -         -

Net  loss                            -            -             -         -
                                ----------   ----------   ----------  --------

Balance, December 31, 1995       146,000         146     2,864,757      2,865

Preferred  stock dividends           -            -             -         -

Net  loss                            -            -             -         -
                                 ---------   -----------  ----------   ---------

Balance,  December  31, 1996     146,000         146    2,864,757       2,865

Issuance  of  convertible
 Series  C preferred stock
 for cash, net of offering
 costs  of  $36,454  (Note 12)   167,000         167           -            -

Issuance  of  Series  B
 convertible preferred stock
 for debt, net of offering
 costs  of  $44,277  (Note  10)  100,000         100           -            -

Inherent  value of warrants
 granted to lender in connection
 with conversion at debt  to
 Series  B  preferred  stock
 (Note  10)                           -            -           -            -

Issuance  of  common  stock
 for  acquisition,  (Note  2)         -             -       18,182         18

Issuance  of common stock for
 exercise of options and
 pursuant to the employee
 benefit  plan  (Note  12)            -             -       40,355         40

Inherent  value  of  options
  granted  to  area  directors
 (Note  12)                           -             -            -          -

Preferred  stock  dividend            -             -            -          -

Net  loss                             -             -            -          -
                                --------      ---------   ------------  --------

Balance, December 31, 1997       413,000        $  413       2,923,294   $2,923
                                ========      =========   =============  =======

                            See notes to consolidated financial statements.



Stockholders' Equity continued below


                                       Additional
                                         Paid-in          Accumulated
                                         Capital            Deficit
                                      ------------       -------------

Balance, December 31, 1994              $3,339,495          $   (684,964)

Issuance of common stock in
 exchange for general partnership
 interest                                    9,997                    -

Purchase price paid for Quiz One
 Limited Partnership general
 partner's interest over historical
 book value                                (10,000)                   -

Issuance of common stock pursuant
 to employee benefit plan                    7,803                    -

Preferred stock dividends                  (56,940)                   -

Net loss                                        -               (291,572)
                                         -------------       -------------

Balance, December 31, 1995                3,290,355             (976,536)

Preferred stock dividends                   (56,940)                  -

Net loss                                         -            (1,018,968)
                                         --------------      -------------

Balance, December 31, 1996                3,233,415           (1,995,504)

Issuance of convertible Series
 C preferred stock for cash,
 net of offering costs of
 $36,454 (Note 12)                          798,379                  -

Issuance of Series B convertible
 preferred stock for debt,
 net of offering costs of
 $44,277 (Note 10)                          455,623                  -

Inherent value of warrants
 granted to lender in connection
 with conversion at debt to
 Series B preferred stock
 (Note 10)                                   44,277                  -

Issuance of common stock for
 acquisition (Note 2)                        99,982                  -

Issuance of common stock for
 exercise of options and
 pursuant to the employee
 benefit plan (Note 12)                      92,116                  -

Inherent value of options
 granted to area directors
 (Note 12)                                   33,950                  -

Preferred stock dividend                    (93,998)                 -

Net loss                                         -               (89,618)
                                            ---------           -----------

Balance, December 31, 1997               $4,663,744          $(2,085,122)
                                         ============         ============

                  THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Year Ended December 31,
                             ---------------------------------------------
                             1997                 1996              1995
                             ------             --------          --------
Cash  flows  from  operating  activities
 Net loss                 $  (89,618)          $(1,018,968)      $ (291,572)
                          ------------        -------------       -----------
 Adjustments  to  reconcile
  net loss to net cash
  provided (used) by operating
  activities  -
   Depreciation  and
    amortization             406,444               259,840          253,459
   Provision  for  losses
    on  accounts  and
    notes receivable         (12,846)              179,300            7,077
   Loss  on  disposal
    of  asset                120,928                44,648          189,463
   Reserve  for  closure
    losses                        -                     -            35,000
   Issuance  of  stock
     for  services            16,349                    -             7,805
   Inherent  value  of
     options  granted         33,950                    -                -
   Amortization  of  deferred
    financing costs           54,072                    -                -
   Issuance  of notes
    receivable for area
    director agreements     (354,412)             (236,407)        (208,594)
   Changes  in  assets
    and  liabilities  -
     Restricted  cash         16,748                  (821)          14,353
     Accounts  receivable   (168,661)             (126,380)        (146,470)
     Other  current assets  (209,745)                8,117          (69,911)
     Accounts  payable        12,346               339,582          334,597
     Accrued  liabilities    319,120               117,560            5,208
     Other  liabilities           -                (12,101)          (8,591)
     Deferred franchise
       costs                   6,085              (231,650)        (249,553)
     Deferred initial
      franchise fees         573,191               266,316          446,838
                            --------               --------         --------
                             813,569               608,004          610,681
                            --------               --------         ---------
      Net cash provided
       (used) by operating
        activities           723,951              (410,964)         319,109
                            --------             ---------          --------

Cash  flows  from
  investing  activities
 Cash paid in
   acquisition             (623,800)                   -                  -
 Purchase  of  property
   and  equipment          (764,184)             (626,157)        (869,926)
 Proceeds  from  notes
  receivable                553,007               273,421           24,680
 Investment  in
   turnkey  stores         (593,675)                   -                 -
 Short-term  investments   (538,188)                   -                 -
 Issuance  of  other
   notes  receivable       (455,099)             (305,089)         (75,474)
 Intangible  assets        (294,853)              (72,366)        (153,008)
 Proceeds  from  sale
   of  asset  and stores    135,000                13,716          119,460
 Deposits                   (38,665)               (6,176)          12,130
 Payments  of  obligation
  associated  with  stores
  held  for resale               -                     -          (236,000)
 Provision  for  store
   closure                       -                (58,000)              -
                            --------            -----------       ----------
       Net cash used by
        investing
        activities        (2,620,457)            (780,651)      (1,178,138)
                           -----------          -----------      ----------

Cash  flows  from
 financing  activities
 Line-of-credit  -  net     (220,239)            (155,266)        (115,001)
 Principal payments on
   long-term obligations    (347,799)            (196,099)        (397,183)
 Proceeds  from long-term
  obligations                155,615            2,160,577                -
 Loan  costs                 (37,469)            (117,749)               -
 Proceeds  from  issuance
   of  common stock and
  preferred stock            910,807                   -                 -
 Offering  costs             (36,454)                  -                 -
 Dividends  paid             (93,998)             (56,940)         (56,940)
                            ---------             ---------          --------
       Net  cash  provided
        (used)  by
        financing
        activities           330,463            1,634,523         (569,124)
                            ---------           ----------        ----------

Net  (decrease)  increase
  in  cash  and  cash
  equivalents             (1,566,043)             442,908       (1,428,153)

Cash  and cash
  equivalents - beginning
  of year                  2,127,330            1,684,422        3,112,575
                          ----------            ---------        ----------

Cash  and  cash
 equivalents  -  end
 of year                  $  561,287         $  2,127,330      $ 1,684,422
                         ==============        ===========      ===========


Supplemental  disclosure  of  cash  flow  information
   Cash  paid  during  the  year  for  interest was $290,019 (1997), $80,063
   (1996)  and  $111,946  (1995).

Supplemental  disclosure  of  non-cash  investing  and  financing  activities
   During 1997, the Company converted $500,000 of subordinated debt to 100,000 shares of Series B convertible preferred stock net of $44,277 of deferred offering costs.

   Additionally, the Company acquired the assets of Bain's Deli Franchise Associates, which included 59 franchise deli restaurants and three company owned deli restaurants as follows:

 Property  and  equipment            $    225,000
 Non-compete  agreement                 1,060,000
 Other  assets                            122,900
                                        ---------
                                     $  1,407,900
                                        =========

 Acquisition  costs                  $   (104,600)
 Cash  paid                              (623,800)
 Promissory  note  issued                (579,500)
 Common  stock  issued                   (100,000)
                                        ---------
                                     $ (1,407,900)
                                        =========

During 1997, 1996 and 1995, the Company acquired assets under capital leases totaling $77,942, $24,841 and $27,581, respectively.

During 1996, the Company sold a restaurant to a franchisee for $115,000 plus $20,000 for a franchise fee. The franchise fee was paid in cash with the remaining $115,000 to be paid in the future pursuant to a promissory note. The net book value of the assets sold was $155,000 resulting in a loss of $40,000 in the current year.

During 1996, the Company purchased three existing stores from franchisees resulting in goodwill of $77,407 for a note payable.

During  the  fourth quarter of 1996 and 1995, the Company offered a store for resale and reclassified $116,229 and $144,499, respectively, of property and equipment as assets held for resale. During 1996, the 1995 store was taken off the market and the $144,499 property and equipment were reclassified
back  into  operating  assets.    The  1996  store  was  sold  in  1997.

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


                   See notes to consolidated financial statements.

                       THE QUIZNO'S CORPORATION AND SUBSIDIARY

                      Notes to Consolidated Financial Statements

NOTE  1  -  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
------------------------------------------------------------------------------
POLICIES
--------

The Quizno's Corporation (The Company) was incorporated on January 7, 1991, in the State of Colorado, and is primarily engaged in the business of franchising Quizno's quick service restaurants throughout the United States and Canada featuring submarine sandwiches, salads, soups, and refreshments.

The  Company's  wholly  owned  subsidiaries are The Quizno's Operating Company
(QOC) incorporated in 1994 to own and operate Company stores, The Quizno's Development Company (QDC) incorporated in 1995 to develop stores to sell or lease to franchisees, The Quizno's Realty Company (QRC) incorporated in 1995 to execute leases for store locations, and The Quizno's Acquisition Corporation (QAC) incorporated in 1997 to purchase existing unrelated quick service restaurants.

The following table summarizes the number of Quizno's restaurants open at December 31, 1997:

                           Sold But Not
                              Yet in
                             Operation          Operational          Total
                             ---------          -----------          -----
Quizno's
--------
Company Owned Restaurants        -                  18                18
Franchise  Restaurants         142                 257               399

Bain's
------
Company  Owned  Restaurants      -                   3                3
Franchise  Restaurants           -                  49               49
                               ---                 ----             ----

                               142                 327              469
                               ====               ====             ====

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of The Company and its wholly owned subsidiaries QOC, QDC, QRC, QAC and a 52% owned subsidiary, Classic Subs LLC. The minority interest in Class Subs LLC was reduced to zero in previous years due to losses incurred by Classic Subs LLC. All significant intercompany transactions have been eliminated.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory
---------

Inventory is included in other assets and is stated at the lower of cost or market and consists of food and paper products. Cost is determined using the first in, first out (FIFO) method.

NOTE  1  -  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
------------------------------------------------------------------------------
POLICIES  (CONTINUED)
---------------------

Credit  Risk
------------

The Company grants credit in the normal course of business, primarily consisting of royalty fees receivable and loans to area directors and to its franchisees throughout the United States and Canada. To reduce credit risk, the Company electronically debits the franchisees bank account weekly for fees due the Company according to franchise agreements entered into after 1993, and reserves the right to terminate franchise and area director agreements for non-payment of amounts owed.

The Company's cash equivalents consists of short-term commercial paper with original maturities not in excess of three months. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. In addition, the Company limits the amount of credit exposure with any one institution.

Short-term  Investments
-----------------------

The Company classifies its investment in corporate debt securities with original maturities in excess of three months as short-term investments held-to-maturity. The Company has the ability and intent to hold these securities until maturity.

Short-term investments are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Realized gains and losses are recognized in earnings upon redemption. The specific identification method is used to determine the cost of securities sold. Discounts or premiums are accreted or amortized using the level-interest-yield method to the earlier of the call date or maturity of the related security.

During 1997, unrealized gains and losses were immaterial as amortized cost approximated market value.

Accounts  Receivable/Royalties  Receivable
------------------------------------------

At the time the accounts and royalties receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of the franchisee. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance which is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

NOTE  1  -  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
------------------------------------------------------------------------------
POLICIES  (CONTINUED)
---------------------

Property  and  Equipment
------------------------

Property and equipment is stated at cost. Equipment under capital leases is valued at the lower of fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 10 years, and the related lease term for leasehold improvements and equipment under capital leases.

Deferred  Financing  Costs
--------------------------

Cost associated with obtaining debt financing are deferred and amortized on a straight-line basis over the term of the debt.

Intangible  Assets
------------------

The amount paid by the Company for non-compete agreements are being amortized over the term of the non-compete agreements.

The excess of the purchase price over net assets acquired for stores purchased by the Company from unrelated third parties is recorded as goodwill and is amortized over 15 years.

Other intangibles are recorded at cost and are amortized on the straight-line basis over the contractual or estimated useful lives as follows:

Franchise  agreements                             12     years
Trademarks  and  other  intangibles                3-15  years

Long-Lived  Assets
------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 1997 and 1996, the Company determined no impairment was appropriate.

Initial  Franchise  Fees  and  Related  Franchise  Costs
--------------------------------------------------------

Management believes it is probable that all of the deferred franchise fees will be realized. The amount of the deferred franchise fees considered realizable, however, could be reduced in the near term if estimates of the future franchise openings is reduced.

NOTE  1  -  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
------------------------------------------------------------------------------
POLICIES  (CONTINUED)
---------------------

Initial  Franchise  Fees  and  Related  Franchise  Costs  (continued)
---------------------------------------------------------------------

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

Area  Director  Marketing  Agreements
-------------------------------------

The area director marketing agreement provides the area director an exclusive right to sell and open franchises in a defined geographic territory and requires that the area director be responsible for advertising for, soliciting and screening prospective franchisees. The agreements also require the area director to sell and open a minimum of new franchised restaurants each year or to forfeit future rights to the territory. In addition, the area director is responsible for identifying possible locations, providing on-site opening assistance, and providing quality assurance services to franchises in the defined area. The Company pays the area director 50% of the initial franchise fee sold by the area director, and a fee of 40% of the royalty received by the Company from each franchise within the defined area. The agreements are for a period of ten years, with the option to extend for an additional ten years. The area director is entitled to receive commissions for a period of 15 years following the opening of each franchised Restaurant, notwithstanding the expiration of the area director agreement (unless the area director agreement is terminated upon the occurrence of an event of default). Upon expiration of the agreement, the commission paid is reduced to 1% of sales for the remainder of the 15 years. The area director marketing fee is $.06 per person living in the area director's territory, plus a $15,000 training fee which is deferred until training has been completed. Subsequent to year end, the Company increased the marketing fee to $.07 per person living in the area. Revenues are recognized when all material services and conditions required to be performed by the Company have been substantially completed.

------


NOTE  1  -  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
------------------------------------------------------------------------------
POLICIES  (CONTINUED)
---------------------

Royalties  and  Advertising  Fees
---------------------------------

Pursuant to the various franchise agreements, franchises are required to pay the Company royalties and advertising fees based on a percentage of sales ranging from 4% to 8% for royalties, and 1% to 4% for advertising fees.

Royalties as allowed by the franchise agreement are accrued based on a percentage of gross sales, as reported by franchisees and are included in accounts receivable.

The Company does not recognize any portion of the advertising fees as revenue, nor does it accrue such fees or consolidate the accounts of any of the advertising funds as they are paid to and disbursed out of separate legal advertising trusts.

Income  Taxes
-------------

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

Basic  and  Diluted  Loss  Per  Common  Share
---------------------------------------------

During the year ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS
128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology. The restated amounts did not differ materially from amounts previously reported. No diluted earnings per share is presented as all potential dilutive common shares are antidilutive.

Use  of  Estimates
------------------

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

NOTE  1  -  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
------------------------------------------------------------------------------
POLICIES  (CONTINUED)
---------------------

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, receivables, prepaids, current portion of notes receivable, accounts payable and accrued expenses approximated fair value as of December 31, 1997 because of the relatively short maturity of these instruments.

The carrying amounts of long-term notes receivable approximate fair value as of December 31, 1997 because the discounted cash flows at current rates approximate the rates of the notes.

The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 1997 because interest rates on these instruments approximate market interest rates.

Reclassifications  of  Prior  Year  Amounts
-------------------------------------------

Certain reclassifications have been made to the balances for the years ended December 31, 1996 and 1995 to make them comparable to those presented for the year ended December 31, 1997, none of which change the previously reported net income or total assets.


NOTE  2  -  ACQUISITION  OF  ASSETS
-----------------------------------

In November 1997, the Company purchased the assets of Bain's Deli Franchise Associates. The results of operations of Bain's Deli Franchise Associates from the effective date to December 31, 1997 have been included in the 1997 consolidated financial statements. The acquisition has been accounted for under the purchase method of accounting.

The aggregate purchase price has been allocated to the assets purchased based on the fair market values at the date of acquisition, as follows:

 Property  and  equipment            $    225,000
 Non-compete  agreement                 1,060,000
 Other  assets                            122,900
                                        ---------

   Net  assets  acquired             $  1,407,900
                                        =========

 Acquisition  costs                  $    104,900
 Fair value of common stock issued        100,000
 Promissory  note  issued                 579,000
 Cash  paid                               624,000
                                        ---------

 Total  payment                      $  1,407,900
                                        =========

NOTE  2  -  ACQUISITION  OF  ASSETS  (CONTINUED)
------------------------------------------------

The common stock issued in the acquisition was recorded at the market value of the stock at the date of the acquisition which was $5.50 per share.

No pro forma statement of operations is presented as the effect would not be material to the Company's operations.


NOTE  3  -  NOTES  RECEIVABLE
-----------------------------

Notes  receivable  consist  of  the  following:


                                               December  31,
                                 -----------------------------------------
                                 1997              1996              1995
                                 ------          --------          --------
Notes  receivable  related  to
 area  director  marketing
 agreements, interest
 ranging  from  0%  to  15%,
 due  in  varying  amounts
 through  January 2003.        $   853,028      $  453,135       $    241,697

Notes  receivable  for sale
 of stores, interest ranging
 from 8% to 15%, due in
 varying  amounts through
 October 2007.  $265,000 is
 in default and the Company
 has  filed  a  suit  to
 collect.                          494,318         434,383            464,000

Other  notes  receivable  with
 interest ranging from 0% to
 15%, due in varying amounts
 through  2011.    Includes
 $35,524  (1997)  and
 $178,444 (1996) and $95,447
 (1995)  due  from  the
 Advertising  Fund  (Note  8).    125,635          328,959            127,705
                                 --------        ----------          ---------
                                1,472,981        1,216,477            833,402
 Less  current  portion          (598,486)        (501,255)          (304,918)
                                ----------       ---------          ---------
                                  874,495          715,222            528,484
 Less  allowance                 (140,000)        (140,000)                -
                                ----------        ----------         --------

                               $  734,495      $   575,222         $  528,484
                               ==========       ==========         ==========

At the time notes receivable are executed, the Company reserves an allowance for doubtful collections. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance of the notes which is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from
the  amounts  estimated  in  determining  the  allowance.    The  Company
collateralizes the notes with the Area Directorship agreement, assets of the store sold or other related assets.

------------------------------------------

Future  principal  payments  are  as  follows:

 Year  Ended  December  31,
 --------------------------

 1998                               $    598,486
 1999                                    175,010
 2000                                    153,148
 2001                                    162,107
 2002                                    270,312
 Thereafter                              113,918
                                       ---------
                                       1,472,981
 Less  allowance                        (140,000)
                                      ----------

                                  $    1,332,981
                                      ==========


NOTE 4 - RESERVE FOR LOSSES ON STORES HELD FOR RESALE AND INVESTMENT IN STORES
------------------------------------------------------------------------------
UNDER  DEVELOPMENT
------------------

Reserve  for  Losses  on  Stores  Held  for  Resale
---------------------------------------------------

At December 31, 1996 and 1995, the Company identified one and two Company owned stores for closure or sale in 1997 and 1996, respectively. At December 31, 1996, the Company had a signed letter-of-intent relating to the store held for sale which was in excess of the carrying amount of the stores assets, therefore no impairment was recorded. During 1996 and 1995, the Company impaired the carrying value of the assets to their estimated realizable value.

Included  in  assets  of  stores  to  be  sold  or  closed  are the following:


                                                December  31,
                                  -------------------------------------------
                                   1997              1996              1995
                                  -------          --------          --------
 Furniture fixtures and equipment  $  -          $  29,999          $  36,961
 Leasehold  improvements              -             81,673            107,538
 Goodwill                             -              4,557                -
                                  --------         -------            -------

                                   $  -          $ 116,229          $ 144,499
                                  ========         =======            =======

NOTE 4 - RESERVE FOR LOSSES ON STORES HELD FOR RESALE AND INVESTMENT IN STORES
------------------------------------------------------------------------------
UNDER  DEVELOPMENT  (CONTINUED)
-------------------------------

The provision for loss on stores held for resale is comprised of the following:

                                                   December  31,
                                -------------------------------------------
                                 1997              1996                1995
                                ------          --------          ----------
 Impairment  of  assets
   held  for  sale              $    -            $  -                 $  -
 Reserve  for  costs
  associated  with  the
  termination of the
  facility leases                    -               -                58,000
                                --------          ---------         --------

                                $    -            $  -              $ 58,000
                                 ======            ======            ========

The operating losses associated with these stores for the periods ended December 31, 1996 and 1995 were $85,838 and $67,889, respectively, and are included in the loss and provision for loss on stores held for resale in the accompanying consolidated financial statements.

In 1995, the Company sold one store in Denver and two stores in Detroit for a net loss of $43,625. $14,117 of the loss related to the store in Denver operated by the Company for two months. The balance of the loss is applicable to the two stores in Detroit. The two Detroit stores were acquired, along with the area directorship for Detroit, in connection with the Company's purchase of Quiz One Limited Partnership in 1994. The Detroit area directorship was resold for $147,000 in the fourth quarter of 1995, the same quarter the two Detroit stores were sold at a loss, resulting in a combined net gain of $117,492.

Investment  in  Stores  Under  Development
------------------------------------------

During 1997, the Company used approximately $593,000 of the proceeds from the subordinated debt to construct and develop four stores. Three of the stores were complete at December 31, 1997 and are being operated by the Company. When a store is completed, the Company will operate the store until such time as the store can be sold as a franchise. At December 31, 1997, the Company had expected to sell stores for amounts in excess of their carrying value.

NOTE  5  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property  and  equipment  consist  of  the  following:


                       Useful                            December  31,
                                       -------------------------------------
                       Life              1997           1996            1995
                      ------          --------          --------      --------

 Equipment          3-10 years      $  903,371      $  267,061      $  227,581
 Furniture and
   fixtures        7-10  years         390,435         271,727         195,590
 Leasehold
  improvements      Lease term
                     (Note  11)      1,297,334       1,138,461         804,866
                                    -----------      ---------      -----------
                                     2,591,140       1,677,249       1,228,037
 Less  accumulated  depreciation
   and  amortization                  (426,242)       (218,270)       (144,561)
                                      ---------     ----------      -----------

 Net  property  and  equipment      $2,164,898      $1,458,979      $1,083,476
                                     =========       =========       =========


NOTE  6  -  INTANGIBLE  ASSETS
------------------------------

Intangible  assets  consist  of  the  following:


                                                    December  31,
                                          --------------------------------
                                          1997          1996          1995
                                          ------      --------    --------

 Covenants  not  to  compete         $  1,664,759      $  500,113  $  500,113
 Franchise  agreements                    292,395         292,395     292,395
 Goodwill  (Note  14)                     126,705          77,407           -
 Trademarks  and  other                   305,628         183,885     159,141
                                        ---------        --------    --------
                                        2,389,487       1,053,800     951,649
 Less accumulated amortization           (662,087)       (496,317)   (414,500)
                                        ---------       ---------    ---------

                                       $1,727,400      $  557,483  $  537,149
                                        =========       ========== ==========

NOTE  7  -  DEFERRED  ASSETS
----------------------------

Deferred  assets  consist  of  the  following:


                                                 December  31,
                                   ----------------------------------------
                                   1997              1996              1995
                                   ------          --------          --------
 Deferred  franchise  costs         $  638,616      $  644,701     $  413,051
 Deferred  tax  asset (Note 13)        175,000         175,000        175,000
 Deferred  financing  costs            101,146         117,749            -
                                     ---------       ---------        --------

                                     $ 914,762      $  937,450     $  588,051
                                    ==========       =========        ========

NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

The Company has notes receivable from the Advertising Fund of $35,524, $178,144 and $95,447 at December 31, 1997, 1996 and 1995, respectively. The balances relate to an off season build-up for advertising and which is reimbursed to the Company in the subsequent year. At December 31, 1996, the Company had a $44,555 non-interest bearing note due to the Advertising Fund which was paid off in 1997.

In 1995 the Company sold the Detroit Area Directorship to a majority stockholder of the Company for $150,000 paid in cash. The Company recognized $147,000 in 1995 for area director revenue, net of $3,000 for future marketing services to be provided by the Company.

Two directors of the Company own more than 50% of the outstanding shares of Illinois Food Managers, Inc. which owned and operated Quizno's franchises in the Chicago area. Two directors of the Company owned 55% of the outstanding shares of S&K Food Services, Inc. which was a franchisee of the Company until such franchise was sold in October 1995. As of December 31, 1997, 1996 and 1995, the Company had notes receivables of approximately $52,913, $12,092 and $51,048 (net of area director royalties due), respectively.

Summarized below is a recap of the related party transactions previously described:


                                            As of and for the Years Ended
                                                      December  31,
                                           -------------------------------
                                           1997         1996          1995
                                           ------     --------    ----------
Assets
 Accounts  receivable                     $ 40,116    $  44,793      $  61,829
 Notes  receivable                          88,437      178,444         95,447
                                          --------    ---------        -------

                                          $128,553    $ 223,237      $ 157,276
                                           =======     ========       ========

NOTE  8  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)
-----------------------------------------------------


                                            As of and for the Years Ended
                                                    December  31,
                                            -----------------------------
                                            1997        1996        1995
                                            ------    --------     ------
Liabilities
 Accrued  liabilities                      $  7,221   $ 14,611    $  42,655
 Current portion of long-term obligations        -      44,555       28,855
 Long-term  obligations                          -          -        10,297
 Deferred  initial  franchise  fees              -          -         3,000
                                            --------    --------    ------

                                           $  7,221   $ 59,166    $  84,807
                                            =========  ==========  ========

Revenue
 Royalty  fees                             $    -     $ 16,773    $  51,100
 Area  director  marketing  fees                -           -       147,000
 Other  income                                4,835     10,720        3,605
                                             -------   --------     -------

                                            $ 4,835   $ 27,493    $ 201,705
                                             ======    =======     ========
Expenses
 General  and  administrative expenses      $     -   $ 47,429    $  63,083
                                            =======    =========    =======

NOTE  9  -  LINE-OF-CREDIT
--------------------------

The Company had a $300,000 line-of-credit and a term note from a financial institution. As of December 31, 1996, the outstanding balance on the line-of-credit and term note was $220,239, of which $100,000 of the 1996 balance is classified as a current liability. The line-of-credit and term note were paid off January 1997.


NOTE  10  -  LONG-TERM  OBLIGATIONS  AND  CONVERTIBLE  SUBORDINATED  DEBT
-------------------------------------------------------------------------

Long-term  obligations  consists  of  the  following:


                                                    December  31,
                                            ------------------------------
                                            1997         1996         1995
                                            ------     --------    --------
Note  payable  to  a  financial
 institution,  monthly  principal and
 interest payments  of  $6,699  through
 December  1998,  when  any unpaid
 principal and interest  is  due.
 Interest  is  at 1% over the bank's
 index rate (9.50% at December  31,
 1997).    Collateralized by accounts
 receivable, inventory, and restaurants
 equipment.                             $    99,841     $ 166,433  $ 226,970

Various  capital  leases, with monthly
 installments totaling $4,921, including
 interest  and  expiring  through
 November 1999.  Collateralized by
 restaurant equipment.                      127,770        88,647    121,015


Note  payable  to  an  individual,
 monthly payments totaling $1,509,
 including interest  at  7%, through
 June 1998, when any unpaid principal
 and interest is due.    Collateralized
 by  restaurant  equipment.                 10,462         25,846     41,546

Note  payable  to  a  financial
 institution, $1,372 monthly payments
 including interest  at the bank index
 rate (9.25% at December 31, 1996) plus
 1%, through February  2001,  when  any
 unpaid principal and interest is due.
 The note is collateralized  by  restaurant
 equipment.                                 52,048        68,123      83,987


Note  payable  to a company, with
 interest at 11%.  The note calls for
 monthly payments of $1,583 and matures
 November 2001.  Collateralized by the
 assets of one  store  with  a  net
 book  value  of  approximately  $80,000.   59,188            -           -

Notes  payable  to a company with interest
 at 11%.  The notes call for monthly
 payments of $2,888 and mature through
 July 2001.  Collateralized by the assets
 of  two  stores  with  a  net  book
 value  of  approximately  $117,000.        82,833            -           -

Note payable to seller (Note 2) with
 interest payments at 10%.  The note calls
 for  monthly  payments of $10,736 and
 matures in January 2004.  Collateralized
 by  the  assets  acquired  from  Bain's
 Deli  Franchise  Associates.             576,612             -           -

Note  payable to a former area director,
 no interest.  The balance is due June
 1998  without  collateral.                35,900             -           -


Notes  payable,  paid  in  full  in
 1997  and  1996.                             -           230,347       39,152
                                        ------------ -------------- ----------
                                        1,044,654         579,396      512,670
Less  current  portion                   (303,084)       (375,595)    (171,217)
                                        ----------        ---------  ---------

                                       $  741,570       $ 203,801     $341,453
                                        =========        ========      =======


Convertible  subordinated  debt  consists  of:


                                                       December  31,
                                             ------------------------------
                                             1997         1996         1995
                                             ------      --------   --------
12.75%  Convertible  Subordinated  Debt,
 $1,155,825 convertible into 10% on a
 fully  diluted  basis,  (372,847 shares
 at December 31, 1997) of the Company's
 common  stock  at  $3.10  per  share.
 Interest  only  until  June 30, 1998.
 Principal  and interest payments based
 upon a 5 year amortization from July 1,
 1998  through  November  30, 2001 with
 the balance due December 31, 2001.  The
 note is collateralized by a first deed
 on all of the assets of the Company and
 in  90% of the stock of the two largest
 stockholders who are also Directors of
 the  Company.    The note will be
 subordinated to $700,000 of debt if and
 when arranged  by  the  Company.    The
 Company  is  subject  to certain financial
 covenants  including  maintaining a net
 worth of $1,000,000 and current ratio,
 debt  service  and  cash  flow  ratios,
 along  with  restrictions  on capital
 expenditures,  stock  issuance  and
 acquisitions.    The underlying stock and
 warrants have a put option to the Company
 on December 31, 2002, if the Company
 has  not  completed  a secondary public
 offering.  The warrants and underlying
 stock  have  demand  registration  rights
 as  well  as  unlimited  piggy back
 registration  rights  .    No  value was
 ascribed to the underlying conversion
 rights  as the conversion price exceeded
 the trading value of the stock on the
 date  of  issuance.    $500,000  was
 converted into 100,000 shares of Series B
 convertible  preferred  stock  in  1997.    $1,500,000   $2,000,000  $      -

 Less  current  portion                        (110,912)          -          -
                                             ----------    ---------    --------

                                             $1,389,088   $2,000,000  $      -
                                              =========    =========   =========

------------------------------------------------------------------------------

In connection with the conversion of debt to equity, the Company granted the note holder 42,209 warrants to purchase common stock at $5.00 per share. The inherent value of the options of $44,277 was recorded as deferred offering costs associated with the conversion.

Maturities of long-term obligations, convertible subordinated debt and capital leases are as follows:


                        Long-Term Obligations
                           and Convertible
Year Ending                Subordinated          Capital
December 31,                  Debt               Leases            Total
-------------        ---------------------   -------------   ------------

 1998                     $    366,269           $ 59,048      $ 425,317
 1999                          409,091             35,443        444,534
 2000                          421,149             24,392        445,541
 2001                          997,877             21,191      1,019,068
 2002                          111,387                 -         111,387
 Thereafter                    111,111                 -         111,111
                           -----------            --------    -----------
                             2,416,884            140,074      2,556,958
 Less  amount
  representing  interest            -             (12,304)       (12,304)
                           -----------            --------     -----------
 Total  principal            2,416,884            127,770      2,544,654
 Less  current  portion       (366,269)           (47,727)      (413,996)
                            ----------            --------       ---------

                            $2,050,615           $ 80,043     $2,130,658
                             =========           =========     =========


Included in equipment in the accompanying 1997, 1996 and 1995 balance sheets are assets held under capital leases in the amount of $161,147, $83,205 and $134,557, respectively and accumulated amortization of $65,079, $32,850 and $54,895, respectively.


NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES
--------------------------------------------

The Company leases an office facility, twenty one restaurant locations (including stores under development) and certain equipment and vehicles under operating lease agreements which provide for the payment of rent totaling approximately $68,000 per month plus common area maintenance costs. One of the restaurant locations also requires the Company to pay 6% of gross sales in excess of $430,000 annually. Rent expense under these operating leases, totaled $636,874, $367,439 and $335,846 during the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
---------------------------------------------------------

Future  minimum  rental  payments  are  as  follows:


 Year  Ending  December  31,
 ---------------------------
 1998                             $  840,332
 1999                                759,687
 2000                                610,609
 2001                                554,799
 2002                                480,113
 Thereafter                        1,239,513
                                 -----------

                                 $ 4,485,053
                                 ===========

In  1993,  the  Company entered into employment agreements with two directors, officers, and stockholders of the Company which provide for the payment of annual salaries totaling $145,000 plus individual bonuses equal to six and ten percent of the positive increase in net income before depreciation, amortization and interest over the prior year. The agreements were amended to reduce the bonus percentages to 4% and 7% for 1995 only, equal to a total of $86,340, which was accrued at December 31, 1995. There were no bonuses accrued and paid during 1996; however, $291,260 was accrued at December 31,
1997. The agreements expire in December 1998 and 2003, respectively. The annual salary amount, in total, was increased to $192,000 effective October 1, 1994.

Litigation
----------

There are various claims and lawsuits pending by and against the Company, which, in the opinion of the management, and supported by advice from legal counsel, will not result in any material adverse effect in excess of amounts accrued in the accompanying consolidated financial statements.

On December 5, 1997, an arbitration involving the Company as a defendant was held in January and February 1998 with a decision expected in the second quarter of 1998. The Demand for Arbitration was filed on December 31, 1996 by S2D Subs, LLC, a former franchisee of the Company. The arbitration also names two stockholders and officers of the Company. While the specific amount sought by the plaintiff is not stated in the Demand for Arbitration, preliminary discussions between representatives of the parties suggested plaintiff would settle for approximately $300,000. The Company rejected any possible settlement and intends to vigorously defend that action. Management of the Company does not believe that this claim will have a material affect on the Company. The Company has filed a counterclaim against the former franchisee  alleging  among  other  things, breach of its franchise agreement.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
---------------------------------------------------------

Service  Agreement
------------------

In connection with the Bain's acquisition (Note 2), the Company entered into a two year consulting agreement with a seller of Bain's to provide various services to the Company for $50,000 per year.


NOTE  12  -  STOCKHOLDERS'  EQUITY
----------------------------------

Convertible  Preferred  Stock
-----------------------------

Series A convertible preferred stock bears a 6.5% cumulative dividend, payable monthly and is convertible into common shares on a one for one basis and is callable by the Company with sixty days notice. The Series A convertible preferred stock has a liquidation preference of $6 per share plus all then accrued and unpaid cumulative dividends.

Series B convertible preferred stock bears a 12.75% cumulative dividend, payable monthly and is convertible after five years at the then market value of the common stock. The Series B convertible preferred stock is redeemable at the Company's option at $5.00 per share and has a liquidation preference of $5.00 per share plus all then accrued and unpaid cumulative dividends.

Series C convertible preferred stock bears a 12.00% cumulative dividend, payable monthly and is convertible into common stock on a one-for-one basis at $5.00 per share. The Series C convertible preferred stock is redeemable at the Company's option at $5.00 per share and has a liquidation preference of $5.00 per share plus all then accrued and unpaid cumulative dividends.

During 1997, the Company sold 167,000 shares of Series C convertible preferred stock at $5.00 per share. The Company incurred legal and accounting costs related to the sale of $36,454.

Stock  Options  and  Warrants
-----------------------------

The Company has established an Employee Stock Option Plan (the Plan). The Company has reserved 320,000 shares of its Common Stock for issuance upon the exercise of options available for grant under the Plan. Options are granted under the plan at not less than the market price of the Company stock. The options can not be exercisable for more than ten years. Options granted under the Plan will include incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (NQSOs). Under the terms of the Plan, all officers and employees are eligible for ISOs. During the years ended December 31, 1997, 1996 and 1995, 84,987, 53,073, and 64,899, options were granted under the Plan, respectively.

-----------------------------------------------

Stock  Options  and  Warrants  (continued)
------------------------------------------

Additionally, the Company has established an Amended and Restated Stock Option Plan for Non-Employee Directors and Advisors (Director Plan). The Company has reserved 140,000 shares of common stock for issuance upon the exercise of options granted or available for grant to non-employee directors and advisors under the Director Plan. The Director Plan provides that any person who becomes a non-employee director or advisor of the Company may receive an option to purchase 4,000 shares (or a pro rata portion thereof) at their fair market value on the date such person becomes a non-employee director or advisor and on the first day of each year thereafter as long as the person continues as a non-employee director or advisor limited to the overall number of shares available for issuance under the Director Plan. Options that expire or are canceled may be re-granted under the Director Plan at the discretion of the Board of Directors. The options expire after ten years. During the years ended December 31, 1997, 1996, and 1995, 18,000, 12,000 and 28,000 options were  granted  under  the  Director  Plan,  respectively.

During 1997, the Company granted stock options covering 56,500 shares to Area Directors pursuant to individual contracts. The Company has established an Area Director Equity Participation Rights Stock Option Plan (AD Plan)
providing for grants of stock options to Area Directors beginning in 1998. Options are granted under the AD Plan at the market price of the common stock for six month options or a 20% discount (not to exceed $1.20) if the grantee exercises within seven business days of the grant. During the year ended December 31, 1997, 56,500 options were granted, and an additional 16,050 options, 9,750 of which were exercised at a 20% discount, were granted in January 1998. The Company recorded $33,950 related to the inherent value of the options granted to Area Directors in 1997.

In connection with the Company's public offering, the Company issued a warrant for the underwriter to purchase up to 100,000 shares of its common stock at $5.00 per share. At December 31, 1997, no warrants have been exercised.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two employee stock option plans been determined based on the fair value at the grant date for consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    December  31,
                                           ------------------------------
                                           1997         1996         1995
                                           ------     --------   --------

Net  loss  applicable  to  common
 stockholders - as reported             $  (183,618)  $(1,075,908)  $(348,512)
Net  loss  applicable  to  common
 stockholders  - pro forma              $  (433,536)  $(1,218,264)  $(577,126)
Basic  loss  per share - as reported    $      (.06)  $      (.38)  $    (.12)
Basic  loss  per  share  - pro forma    $      (.15)  $      (.43)  $    (.20)

-----------------------------------------------

Stock  Options  and  Warrants  (continued)
------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 38%; discount rate of 9.0%; and expected lives of 8 years.

Convertible  Preferred  Stock
-----------------------------

The following is a table of the shares covered by the options and warrants granted:

                                                          Exercise
                                            Options and     Price
                                             Warrants    Per  Share
                                             --------    ----------

Balance,  December  31,  1995                281,220     $3.31 - $5.00

  Granted                                     65,073     $3.00 - $3.88
  Forfeited                                  (24,500)    $3.13 - $5.00
                                           ---------     -------------

Balance,  December  31,  1996                321,793     $3.00 - $5.00

  Granted                                    201,696     $3.44 - $5.50
  Forfeited  or  exercised                   (37,076)    $3.13 - $5.00
                                           ---------     -------------

Balance,  December  31,  1997                486,413     $3.00 - $5.50
                                           =========     =============

The  weighted  average  option  exercise  price at December 31, 1997 is $3.82.

The Company granted an option during the year ended December 31, 1993, to an area director that after this area director opened its tenth restaurant in accordance with the area director agreement, the area director would be entitled to purchase one percent of the then outstanding common stock of the Company for $50,000. In 1997, the Company waived the requirement for ten restaurants and the area director exercised the right to purchase one percent of the outstanding common stock for $50,000 and received approximately 28,900 shares of common stock.

NOTE  13  -  INCOME  TAXES
--------------------------

As an S Corporation prior to its 1994 initial public offering, the Company's taxable income exceeded its financial reporting income by $560,000 due to recognition of franchise fees and costs on a cash basis. Consequently, the Company will not pay income taxes on this income when it recognizes it for financial reporting purposes and accordingly recognized a deferred tax asset of $175,000 in 1994. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset is considered realizable, however, could be reduced in the near term if estimates of the future taxable income are reduced. The Company has incurred losses of approximately $2,085,000 on the C Corporation conversion resulting in a deferred tax asset from operations of approximately $900,000. The Company has impaired the deferred tax asset resulting from operations.

The  following  is  a  summary  of  the  deferred  tax  asset:


                                                December  31,
                                       ------------------------------
                                       1997         1996         1995
                                       ------     --------      ------
 Deferred  tax  asset  related
  to  S  Corporation  termination    $  175,000    $175,000    $175,000
 Deferred  tax  asset  related
   to  net  operating  losses           725,000     561,000     325,000
                                       --------     -------     -------
                                        900,000     736,000     500,000
   Less  impairment                    (725,000)   (561,000)   (325,000)
                                       --------     -------     -------

 Net  deferred  tax  asset           $  175,000    $175,000    $175,000
                                      =========     =======     =======


As of December 31, 1997, the Company has net operating loss carryforwards of approximately $1,700,000 expiring through 2013.


NOTE  14  -  PURCHASE  AGREEMENTS
---------------------------------

During 1997 and 1996, the Company acquired three and three existing restaurants from franchisees, respectively. The net purchase price exceeded net assets acquired by approximately $61,000 and $77,000, respectively. Subsequent to the acquisition of one of the 1996 acquired stores with net assets of approximately $155,000 it was sold for $115,000 in the form of a note receivable and a $40,000 loss was recorded.

NOTE  15  -  EMPLOYEE  BENEFIT  PLAN
------------------------------------

The Company has adopted a 401(k) plan during 1995 for its employees. Participation is voluntary and employees are eligible to participate at age 21 and after one year of employment with the Company. The Company matches 50% of the employee's contribution up to 6% of the employee's salary.

A participant's vested benefit is fully distributed upon death or disability and is distributed upon termination of employment according to the following vesting schedule:


   Years  of  Services                   Percentage
----------------------          ----------------------------
           1                              0%
           2                             25%
           3                             50%
           4                             75%
           5                            100%

The Company has contributed $33,251, $10,525 and $19,878 to the Plan for the years ended December 31, 1997, 1996 and 1995, respectively.



Amounts  are  before  preferred  stock  dividends.