Form 10KSB/A
period 1997-12-31
QUIZNOS CORP
filed 1998-04-01
CIK 915803

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.    20549
                                   FORM  10-KSB/A

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

23.1               Independent Auditors' Consent from Ehrhardt Keefe Steiner
                   & Hottman PC

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


      Signature                        Title                    Date
      ---------                        -----                    ----

/s/ Richard E. Schaden      President,  Chief  Executive     April 1, 1998
                            Officer  and  Director
Richard  E.  Schaden        (Principal  Executive  Officer)


/s/ Richard F. Schaden      Vice President, Secretary        April 1, 1998
Richard  F.  Schaden        and  Director


/s/ Brownell M. Bailey      Director                         April 1, 1998
Brownell  M.  Bailey



/s/ Mark L. Bromberg        Director                         April 1, 1998
Mark  L.  Bromberg


/s/ J. Eric Lawrence        Director                         April 1, 1998
J.  Eric  Lawrence

/s/ Frederick H. Schaden    Director                         April 1, 1998
Frederick  H.  Schaden

/s/ John L. Gallivan        Chief Financial Officer          April 1, 1998
John  L.  Gallivan          and  Treasurer  (Principal
                            Financial  and  Accounting
                            Officer)