Form 10QSB
period 1998-03-31
QUIZNOS CORP
filed 1998-05-13
CIK 915803

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549


                                   FORM  10-QSB

     (X)    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1998

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

                                                        OUTSTANDING  AT
        CLASS                                            MAY 11, 1998
     -----------
        Common  Stock, $0.001 par value                       3,013,327 shares






                               THE  QUIZNO'S  CORPORATION

                        COMMISSION  FILE  NUMBER:    000-23174

                            QUARTER  ENDED  MARCH  31,  1998


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



Consolidated  Statements  of  Cash  Flows                   Page  5



Consolidated  Statement  of  Stockholders'  Equity          Page  7



Notes  to  Consolidated  Financial  Statements              Page  8



Management's  Discussion  and  Analysis  of  Financial
  Condition  or  Plan  of  Operation                        Page  9



               THE  QUIZNO'S  CORPORATION  AND  SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                              THREE  MONTHS  ENDED
                                                   MARCH  31,
                                            -----------------------
                                              1998           1997
                                             -------        -------

FRANCHISE  OPERATIONS:
 REVENUE
  Royalty  fees                              $1,117,313    $  469,125
  Initial  franchise  fees                      562,000       174,501
  Area  director  marketing  fees               573,000       425,423
  Other                                         178,817       105,309
  Interest  revenue                              28,682        45,102
                                             ----------     ---------
     Total  revenue                           2,459,812     1,219,460
                                             ----------     ---------
 EXPENSES
  Sales  and  royalty  commissions             (753,270)     (257,512)
  Advertising  and  promotion                   (44,052)      (31,057)
  General  and  administrative  expenses     (1,361,458)     (923,619)
                                             ----------     ----------
     Total  expenses                         (2,158,780)   (1,212,188)
                                             ----------     ---------
INCOME  FROM  FRANCHISE  OPERATIONS             301,032         7,272
                                             ----------     ---------

COMPANY  STORE  OPERATIONS:
 SALES  BY  COMPANY  OWNED  STORES            1,741,408       612,740
                                             -----------  -----------
 EXPENSES
  Cost  of  sales  at  Company  stores         (544,287)     (216,447)
  Cost  of  labor  at  Company  stores         (437,751)     (165,449)
  Other  Company  store  expenses              (651,986)     (229,878)
                                              ---------     ----------
    Total  expenses                          (1,634,024)     (611,774)
                                              ----------    ----------
INCOME  FROM  COMPANY  STORES                   107,384           966
                                              ------------     ---------

OTHER  INCOME  (EXPENSE):
 RESEARCH & DEVELOPMENT AND NEW PROGRAMS             -        (20,882)

OTHER
 Sales  by  stores  held  for  resale                -         74,002
 Expenses  related  to  stores  held for resale      -        (98,542)
 Provision  for  bad  debts                    (33,677)       (10,500)
 Other                                          (1,299)       (17,981)
 Depreciation  and  amortization              (144,610)       (76,809)
 Interest  expense                             (78,007)       (75,432)
                                            ------------    -----------
   TOTAL  OTHER  EXPENSE                      (257,593)      (226,144)
                                            ------------    ------------

NET  INCOME  (LOSS)                            141,679       (217,906)
 Preferred  stock  dividends                   (55,223)       (14,235)
                                            ------------     ----------

NET  INCOME  (LOSS)  APPLICABLE  TO
 COMMON  SHAREHOLDERS                        $  86,456     $ (232,141)
                                            ============   =============

DILUTED NET INCOME (LOSS) PER SHARE          $    0.03     $     (.08)
                                            =============  =============
DILUTED  WEIGHTED  AVERAGE  COMMON
 SHARES  OUTSTANDING                         3,053,191      2,865,746
                                            =============  =============

BASIC  NET  INCOME  (LOSS)  PER  SHARE       $    0.03     $    (.08)
                                            =============  =============

BASIC  WEIGHTED  AVERAGE  COMMON  SHARES
 OUTSTANDING                                 2,930,866     2,865,746
                                            =============  ===========



               THE  QUIZNO'S  CORPORATION  AND  SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                    ASSETS


                                          MARCH  31,          DECEMBER  31,
                                            1998                   1997
                                          ----------          ------------
CURRENT  ASSETS:
 Cash  and  cash  equivalents             $1,913,010            $    561,287
 Short  term  investments                    263,716                 538,188
 Accounts  receivable,  net  of
  allowance  for doubtful  accounts
  of  $66,116  in  1998  and $38,231
  in  1997                                   794,768                 545,109
 Current  portion  of  notes  receivable     636,195                 598,486
 Other  current  assets                      384,270                 375,902
 Stores  under  development                  838,913                 593,675
                                          ----------              ----------
    TOTAL  CURRENT  ASSETS                 4,830,872               3,212,647
                                          ----------              ----------


PROPERTY AND EQUIPMENT AT COST, net of
 accumulated depreciation and
 amortization of $483,232 in 1998
 and $426,242 in 1997                      2,033,834              2,164,898
                                          ----------            -----------


OTHER  ASSETS:
 Intangible  assets,  net  of
  accumulated  amortization
  of $714,724 in 1998 and $662,087
  in 1997                                 1,560,723              1,727,400
 Deferred  assets                         1,170,949                914,762
 Deposits                                    48,930                 76,294
 Notes receivable, net of allowance
  for doubtful accounts of $140,000
  in 1998 and 1997                          753,777                734,495
                                        -----------            -----------
     TOTAL  OTHER  ASSETS                 3,534,379              3,452,951
                                        -----------            -----------


                                        $10,399,085             $8,830,496
                                         ==========              =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT  LIABILITIES:
 Accounts  payable                     $  1,292,094             $1,065,374
 Accrued  liabilities                       401,565                489,848
 Current portion of subordinated debt       149,475                110,912
 Current portion of long term
   obligations                              303,528                303,084
                                        -----------              ---------
   TOTAL  CURRENT  LIABILITIES            2,146,662              1,969,218


LONG  TERM  OBLIGATIONS                     437,102                741,570
CONVERTIBLE  SUBORDINATED  DEBT           1,350,525              1,389,088
DEFERRED  INITIAL  FRANCHISE  FEES        3,678,993              2,148,662
                                        -----------            -----------
     TOTAL  LIABILITIES                   7,613,282              6,248,538
                                        -----------            -----------


STOCKHOLDERS'  EQUITY:
 Preferred stock, $.001 par value,
  1,000,000  shares authorized;
  Series  A  issued  and  outstanding
  146,000  in  1998  and  1997
  ($876,000  liquidation preference)            146                   146
 Series  B  issued  and  outstanding
  100,000  in  1998 and  1997  ($500,000
  liquidation  preference)                      100                   100
 Series C issued and outstanding
  167,000  in  1998 and  1997  ($835,000
  liquidation  preference)                      167                   167
 Common stock, $.001 par value;
  9,000,000  shares authorized;  issued
  and  outstanding  2,947,029 in  1998,
  2,923,294  in  1997                         2,947                 2,923
 Capital  in  excess  of  par  value      4,725,886             4,663,744
  Accumulated  deficit                   (1,943,443)           (2,085,122)
                                          ---------             ---------
     TOTAL  STOCKHOLDERS'  EQUITY         2,785,803             2,581,958
                                          ---------             ---------

                                        $10,399,085          $  8,830,496
                                         ===========          ============

            THE  QUIZNO'S  CORPORATION  AND  SUBSIDIARIES

             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                             THREE  MONTHS  ENDED
                                                  MARCH  31,
                                             ---------------------
                                             1998            1997
                                             -----           ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
 Net  income  (loss)                      $  141,679      $  (217,906)
 Adjustments  to  reconcile  net  income
  (loss)  to  net  cash provided  by
  operating  activities:
   Depreciation  and  amortization           144,610           82,553
   Provision  for  losses  on  accounts
    receivable                                27,885           10,500
   Issuance  of  stock  for    services        2,647            3,256
   Promissory  notes  accepted  for  area
    director  fees                          (508,958)         (65,319)
   Changes  in  assets  and  liabilities:
    Restricted  cash                             --           (16,748)
    Accounts  receivable                    (277,544)         (90,851)
    Other  current  assets                    (8,120)         (84,772)
    Accounts  payable                        226,731          112,349
    Accrued  liabilities                     (20,283)          38,394
    Deferred  franchise  costs              (233,099)        (223,411)
    Deferred  initial  franchise  fees     1,530,391          564,059
                                         -----------        ---------
     NET  CASH  PROVIDED  BY  OPERATIONS   1,025,939          146,600
                                          ----------       ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
 Purchase  of  property  and  equipment     (39,314)        (160,381)
 Stores  under  development                (245,238)             --
 Short  term  investments                   274,472              --
 Purchase  of  Company  owned  stores       (36,614)        (133,261)
 Acceptance  of  notes  receivable              --            (5,155)
 Principle  payments  received  on
   notes  receivable                        482,380          232,242
 Intangible  assets                         (81,388)         (38,308)
 Other  assets                               (3,050)         (21,627)
                                         -----------      ----------
     NET  CASH  PROVIDED  BY  (USED
      IN)  INVESTING ACTIVITIES             351,248         (126,490)
                                         -----------      ----------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
 Proceeds  from  sale  of  stock           $114,732         $     -
 Principle  payments  on  long  term
   obligations                              (55,873)        (262,000)
 Principle  payments  on lines of credit        --          (220,239)
 Loan  costs                                (29,100)         (10,357)
 Dividends  paid                            (55,223)         (14,235)
                                          ----------        ---------
   NET CASH USED IN FINANCING ACTIVITIES    (25,464)         (506,831)
                                          ----------        ---------

NET  INCREASE  (DECREASE)  IN  CASH       1,351,723          (487,721)

CASH,  BEGINNING  OF  PERIOD                561,287         2,127,330
                                         ----------         ---------

CASH,  END  OF  PERIOD                   $1,913,010       $ 1,639,609
                                          =========        ==========

SUPPLEMENTAL  DISCLOSURE  OF  CASH
 FLOW  INFORMATION:
  Cash paid during the period for
   interest                              $   78,007       $    75,432
                                         ==========       ==========


SUPPLEMENTAL  DISCLOSURES  OF  NON-CASH  INVESTING  AND  FINANCING ACTIVITIES:
During the first quarter of 1998, the Company sold the area directorship rights for Canada for $706,000. The Company received $176,000 in cash and $528,000 in the form of a note receivable bearing 6% interest and due in five quarterly principal installments of $105,000 plus accrued interest. The last installment is due June 20, 1999.

During the first quarter of 1997, the Company began operating as Company owned a restaurant in Michigan as a store held for resale until it was closed in the fourth quarter of 1997.



                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY

                              Convertible
                            Preferred Stock              Common Stock
                          -------------------         --------------------
                          Shares        Amount        Shares        Amount
                          --------      ------        -------      -------

BALANCES AT JAN. 1, 1997  146,000      $    146     2,864,757     $ 2,865

Issuance  of  Series  C
 preferred stock for cash,
 net of offering costs
 of $36,454               167,000           167          --           --

Issuance  of  Series  B
 preferred stock for debt,
 net of offering costs  of
  $44,277                 100,000           100          --           --

Inherent  value  of
 warrants granted  to
 lender  in  connection
 with  conversion
 of debt  to  Series  B
 preferred  stock             --             --          --           --

Issuance  of  common stock
 for acquisition              --             --       18,182           18

Issuance  of  common  stock
 for exercise  of  options
 pursuant  to  the  employee
 benefit  plan                --             --       40,355           40

Inherent value of options
 granted to area directors    --             --         --              --

Preferred  stock  dividends   --             --         --              --

Net  loss                     --             --         --              --
                        ------------     ----------  ------------   ---------

BALANCES AT DEC. 31,
   1997                    413,000           413    2,923,294         2,923

Issuance of common
 stock pursuant  to
 employee benefit plan        --             --           545             1

Issuance  of  common  stock
 for  exercise  of  options  by
 underwriter                  --             --        13,440            13

Issuance  of  common  stock
 for  exercise  of  options  by
 area  directors              --             --         9,750            10

Preferred stock dividends     --             --            --             --

Net  income                   --             --            --             --
                         ------------   ------------  -----------  -----------

Balance,  March  31,
 1998                       413,000     $       413    2,947,029      $2,947
                         ===========     ===========   =========    ==========


Consolidated Statement of Stockholders' Equity Continued below

                                           Additional
                                            Paid-in           Accumulated
                                            Capital             Deficit
                                         -------------      ---------------
Balances at Jan. 1, 1997                    $3,233,415        $(1,995,504)

Issuance of Series C preferred stock
 for cash, net of offering costs of
 $36,454                                       798,379                -

Issuance of Series B preferred
 stock for debt, net of offering
 costs of $44,277                              455,623                -

Inherent value of warrants granted
 to lender in connection with
 conversion of debt to Series B
 preferred stock                                44,277                -

Issuance of common stock for
 acquisition                                    99,982                -

Issuance of common stock for
 exercise of options pursuant
 to employee benefit plan                       92,116                -

Inherent value of options granted
 to area directors                              33,950                -

Preferred stock dividends                      (93,998)               -

Net loss                                           -              (89,618)
                                             -----------     --------------

Balances at Dec. 31, 1997                     4,663,744        (2,085,122)

Issuance of common stock pursuant
 to employee benefit plan                         2,656                -

Issuance of commons tock for
 exercise of options by underwriter              67,187                -

Issuance of common stock for
 exercise of options by area
 directors                                       47,522                -

Preferred stock dividends                       (55,223)               -

Net income                                        -                 141,679
                                            -------------        ------------

Balance, March 31, 1998                       4,725,886         $(1,943,443)
                                            ==============     ==============





                           THE QUIZNO'S CORPORATION

                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three month periods ended March 31, 1998 and March 31, 1997 (b) the consolidated financial position at March 31, 1998
(c) the statements of cash flows for the three month periods ended March 31, 1998 and March 31, 1997 and (d) the consolidated changes in stockholders' equity for the three month period ended March 31, 1998 have been made.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-QSB to the Securities and Exchange Commission filed on March 27, 1998.

3. The results for the three month period ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year of 1998.

4. The Company is obligated to pay an opening commission to the area director who sold the franchise at the time the franchise opens for business. These commissions are expensed at the time the related franchise opens for business and are not accrued as a liability of the Company until that time. At March 31, 1998, there were 234 franchises sold but not yet open with related opening commissions totaling $921,930 ($510,437 at December 31, 1997).






     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
     CONDITION  OR  PLAN  OF  OPERATION


OVERVIEW

For the first quarter of 1998 the Company had income from franchise operations of $301,032 and income from Company owned store operations of $107,384, less other charges totaling $257,593 resulting in net income for the quarter of $141,679.

The Company's primary business is the franchising of Quizno's Restaurants. As a franchisor, revenue is derived from: (1) area director marketing fees, (2) initial franchise fees, and (3) royalties paid by its franchisees. Area director fees occur only once for each exclusive area sold, and are expected to decline as the number of remaining available markets declines. Initial franchise fees are one time fees paid upon the sale of a franchise and vary directly with the number of franchises the Company can sell and open.
Royalties, on the other hand, are ongoing fees paid by every franchised restaurant and increase as the number of franchised restaurants open increase. Each of these sources of revenue contribute to the profitability of the Company, but the relative contribution of each source will vary as the Company matures. Over time initial fees and royalties will generate proportionately more revenue than area director marketing fees.

The following chart reflects the Company's revenue growth by source and number of restaurants for the first quarter of 1998 compared the first quarter of 1997:

                            THREE  MONTHS  ENDED
                                 MARCH  31,
                            --------------------              PERCENT
                               1998        1997             IMPROVEMENT
                            --------    --------           -------------
Royalty  fees               $1,117,313     $    469,125       138
Initial  franchise  fees       562,000          174,501       222
Area  director  fees           573,000          425,423        35
Other                          178,817          105,309        70
Interest                        28,682           45,102       (36)
                           -----------     -------------     -----
Total  franchise  revenue    2,459,812        1,219,460       102
Sales  by  Company  owned
  stores                     1,741,408          612,740       184
Sales  by  Stores  held
  for  resale                      --            74,002      (100)
                           -----------     --------------   ------
Total  revenue              $4,201,220       $1,906,202       120
                            ==========       ==========      ====





                                            THREE  MONTHS  ENDED
                                                 MARCH  31,
                                            --------------------
                                               1998         1997
                                            ---------     --------


Restaurants  open,  beginning  (1)              329            156
New  restaurants  opened                         39             16
Restaurants  closed  (1)                         (5)            (2)
                                               -------       -------
Restaurants  open,  end                         363            170
                                               =======       ========
New  franchises  sold                           145             42
Initial  franchise  fees  collected
                                         $1,969,500       $791,000
Systemwide  sales
                                     $19.9  million  $9.5  million
Average  unit  volume  for  1997                        $316,259  (4)
Same  store  sales  (2)  (3)              Up  9.4%       Down  0.4%



(1) Includes 52 Bain's Deli units open at the beginning and 2 Bain's Deli units closed. The Company acquired the Bain's Deli Franchise System on November 12, 1997.
(2)  Same stores sales is based on 120 stores open since the beginning of
     1997.    Stores  which  transferred ownership during this period or are in substantial  default  of  the  franchise  agreement  are  excluded.
(3) Because the Company is and will continue to be in an aggressive growth mode over the next few year, it is anticipated that same store sales will fluctuate as units are included from more start up markets.
(4) Excludes non-traditional units located in convenience stores and gas stations, and includes only units open all of 1997.

RESULTS  OF  OPERATIONS

Comparison  of  the  first  quarter  of  1998  with  the first quarter of 1997

Franchise revenue increased 102% in the first quarter of 1998 to $2,459,812 from $1,219,460 in the same quarter last year. Total revenue increased 120% in the first quarter of 1998 to $4,201,220 from $1,906,202 in the same quarter last year.

ROYALTY FEES increased 138% to $1,117,313 from $469,125 in 1997. Royalty fees are a percentage of each Owner's sales paid to the Company and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase. At March 31, 1998 there were 341 franchises open (including Bain's) as compared to 161 at March 31, 1997. The royalty was increased to 6% for all Quizno's franchise agreements entered into after February 10, 1995. The royalty for Quizno's Express units is 8%. The Company increased the royalty to 7% for all non-express franchise agreements entered into after March 31, 1998.

Included are 49 Bain's franchises which pay royalties at various rates up to 5%, and account for $98,748 in royalty revenue, approximately 15.2% of the increase. The Company records royalty revenue from Bain's franchisees when the funds are collected.

INITIAL FRANCHISE FEES increased 222% in 1998 to $562,000 from $174,501 in 1997. Initial franchise fees are one time fees paid by Owners at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. In the first quarter of 1998, the Company opened 38 franchises  as  compared  to  15  opened  in  the  first  quarter  last  year.

Initial franchise fees collected by the Company are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at March 31, 1998 were $3,679,053 and represent 234 franchises sold but not yet in operation, compared to $2,148,662 at March 31, 1997 representing 185 franchises sold but not open. The low per unit average fee in 1996 was due to the sale of 75 franchises for $1,000 discussed above. The Company sold 145 new franchises for $1,969,500 in the first quarter of 1998. The record sales were due, in part, to a royalty increase from 6% to 7% effective for franchises purchased after March 31, 1998. Direct costs related to the sale, primarily sales commissions to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid and due at the time of opening with respect to initial franchise fees deferred at March 31, 1998 were $1,791,778. Approximately 50% of all initial franchisee fees received by the Company are paid to area directors for sales and opening commissions.

The Company has not sold or opened any Bain's franchises, nor does it expect to in the future.

AREA DIRECTOR MARKETING FEES increased 35% in 1997 to $573,000 from $425,423 in 1997. Area director marketing fees are one time fees paid to the Company for the right to sell franchises in a designated, non-exclusive area, including international markets. The fee for U.S. areas was $.05 per person from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each area director is required to pay a training fee of $10,000. The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In the first quarter of 1998 the Company sold all of the area directorship rights for Canada to its Canadian master franchisee for $706,000. As part of the agreement, the Canadian master franchisee is allowed to retain 100% of the initial franchise fees from franchises sold in Canada in 1998. The Company has deferred $152,000 of the fee paid to be recognized as units sold in 1998 in Canada are opened. The Company did not sell any other area directorships in the first quarter of 1998, compared to 14 sold in the first quarter of 1997. At March 31, 1998, the Company had a total of 76 area directors who owned areas encompassing approximately 71% of the population of the United States.

The Company offers area director applicants financing for up to 50% of the area director marketing fee. The amount financed is required to be paid to the Company in installments over five years at 15% interest. The promissory notes are personally signed by the area director and depending on the personal financial strength of area director, secured by collateral unrelated to the area directorship, usually a second mortgage on the area director's home. The Canadian master franchisee used the financing for the purchase of the Canadian area directorships in the amount of $528,000. This was a one time negotiated transaction in which the promissory note will be repaid over two years. In the first quarter of 1997, a total of $169,068 was financed, representing 16% of area director fee revenue.

There are no area directors in the Bain's system and the Company does not intend to sell any Bain's area directorships in the future.

OTHER REVENUE increased by 70% in 1998 to $178,817 from $105,309 in 1997. Other revenue is primarily bookkeeping fees charged franchisee's for whom the Company provided bookkeeping services and amounts paid by equipment suppliers for design and construction. Since 1995, the Company's franchise agreement requires all new franchisees to utilize the Company's bookkeeping services for their first 12 months of operations. The fee per store was increased from $80 to $85 per week for all franchise agreements executed after March 31, 1998. Bookkeeping fees were $112,453 in the first quarter of 1998 compared to
$59,059  in  the  first  quarter  of  1997.    The Company will out source the
bookkeeping  function to an unaffiliated party beginning in the second quarter
of  1998.    The Company will continue to collect the fee from the franchisees and  will  pay  the  service  provided  directly for the bookkeeping services.

SALES AND ROYALTY COMMISSIONS expense increased to $753,270 in the first quarter of 1998 from $257,512 in the same quarter last year. Sales and royalty commissions are amounts paid to the area directors of the Company. As a percent of royalty fees and initial franchisee fees, sales and royalty
commissions  were  45%  and    40%,  respectively.

The Company's U.S. area directors receive commissions equal to 50% of the initial franchise fees and 40% of royalties received by the Company from franchises sold, opened, and operating in the area director's territory. The Company's Canadian master franchisee receives 70% of both initial franchise fees and royalties, except in 1998, in which they will receive 100% of initial franchise fees, as discussed above. In exchange for these payments, the area director is required to market and sell franchises, provide location selection assistance, provide opening assistance to new owners, and perform monthly quality control reviews at each franchise open in the area director's territory.

The area director is entitled to receive commissions during the term of the ten year area director agreement or until early termination of the agreement, although the area director may be entitled to a commission of 1% of sales for the remainder of each franchised restaurant's franchise agreement, or five years (whichever is less) if the area director agreement is terminated solely because of failure to meet the development schedule. Agreements signed prior to December 30, 1997, provided for ongoing payment of a 1% commission in such circumstances for the remaining life of each franchise agreement in the territory.

GENERAL AND ADMINISTRATIVE expenses increased 47% to $1,361,458 in the first quarter of 1998 from $923,619 in the same quarter last year. As a percent of franchise revenue, general and administrative expenses have fallen from 80% in 1995, 74% in 1996, 58% in 1997, to 55% for the first quarter of 1998. General administrative expenses include all operating costs of the Company. The increase is primarily due to the addition of employees to service the rapidly growing network of Quizno's owners and area directors. Although general and administrative expenses will likely continue to increase as the Company grows, management expects the rate of increase to decline.

The Company believes its general and administrative expenses are adequate and are not excessive in relation to the size and growth of the Company.

DEPRECIATION AND AMORTIZATION was $144,610 in the first quarter of 1998 and $76,809 in the same quarter last year. The increase is primarily due to the acquisition and development of eight new Company owned stores in 1997 and three new stores in the first quarter of 1998 and the acquisition of the Bain's chain in 1997.

INTEREST EXPENSE was $78,007 in the first quarter of 1998 and $75,432 in the same quarter last year. The increase is primarily attributable to the interest on convertible subordinated debt borrowed on December 31, 1996, $2,000,000 through November 11, 1997 and $1,500,000 from November 12, 1997 through  March  31,  1998.

SALES BY COMPANY OWNED STORES increased by 184% in the first quarter of 1998 to $1,741,408 from $612,740 in the same quarter last year. During the first quarter of 1998 the Company operated stores for a total of 57 store operating months. In the first quarter of 1997, the Company had a total of 21 store operating months. Sales per store month increased 4.7% in the first quarter of 1998 to $30,551 from $29,178. During the first quarter of 1998, the Company earned $107,384 at Company stores compared to $966 in the first quarter of 1997. At March 31, 1998 the Company had twenty-one (eight at March 31, 1997) operating Company stores including one Bain's Deli, plus one store which operates only during baseball season.

The Company had no stores held for resale in the first quarter of 1998. In the first quarter of 1997, the Company operated two stores held for resale. In the first quarter of 1997, stores held for resale lost $24,540 on sales of $74,002.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES was $1,025,938 in the first quarter of 1998 compared to cash provided by operating activities of $146,600 in the first quarter of 1997. The primary reasons for the improvement are net cash from franchise sales and the net income improvement.

NET CASH PROVIDED BY INVESTING ACTIVITIES was $351,248 in the first quarter of 1998 compared to cash used by investing activities of $126,490 in the first quarter of 1997. Cash provided by investing activities in the first quarter of 1998 came from payments received by promissory notes and liquidations of certain short term cash investments. Cash used by investing activities for last year was primarily related to the acquisition and development of Company owned stores.

NET CASH USED BY FINANCING ACTIVITIES was $25,464 in the first quarter of 1998 compared to cash used by financing activities of $506,831 in the first quarter of 1997. The amount used in 1997 was primarily from principal payments on debt.

At March 31, 1998, the Company had $838,913 invested in Company owned turnkey restaurants offered for sale. One such restaurant is under contract to be sold for cash in the second quarter of 1998. The other restaurants are expected to be sold for cash in 1998.

In the first quarter of 1998 the Company announced a program under which its area directors will have a right to elect to have franchisee leases in the area director's territory signed by The Quizno's Realty Company ("TQRC"), a wholly owned subsidiary of the Company. As a condition of the lease, the landlord will agree not to look beyond TQRC for payments. These locations would then be subleased by TQRC to the franchisee whose personal liability is limited to one year. The franchisee will pay TQRC an indemnification fee of $165 per month, pay a one time lease processing fee to TQRC of $2,200, and pay a security deposit to TQRC equal to two months rent. Effective March 1, 1998, the Company transferred cash and other assets having a book value of approximately $500,000 to TQRC in exchange for stock and a promissory note. The Company expects that 10% to 20% of all new franchise locations in 1998 will be developed under this program. The Company will review results of the program and decide whether to continue the program beyond 1998.

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

Subsequent to March 31, 1998 additional warrants held by the Company's underwriter in connection with its initial public offering in 1991 were exercised. The Company received $332,800 from the exercise of warrants to purchase 66,560 shares of common stock.

Since its inception, the Company has incurred losses totaling $1,943,443, through March 31, 1998. The Company has financed these losses primarily through the sale of common stock and through the issuance of preferred stock as well as convertible subordinated debt. The Company's trends are positive in that for the nine months ended March 31, 1998, it had a profit before preferred stock dividends of $321,980. As seen in its statement of cash flows for the first quarter of 1998, the Company generated cash from operations of $1,025,938. The Company believes its ability to generate cash flow, combined with additional financing, if necessary, will generate sufficient cash to support its operations for the next twelve months.

The Company's restaurants sales, and therefore royalties, during the months of November through February are generally lower due to the locations of most of its restaurants.

YEAR  2000  DISCLOSURE

The Company uses current versions of widely used, publicly available software for its accounting and other data processing requirements. The providers of the software utilized by the Company have stated that there will be no failures in the programs used by the Company resulting from the year 2000.
The  Company  has  no customized software.  The Company has not yet determined the  impact,  if any, that year 2000 issues may have on its vendors.  However, the Company believes there are adequate alternative vendors that can supply products and services to the Company if necessary. Finally, the Company's business, quick service restaurants, is not highly dependent upon electronic data processing. In conclusion, the Company does not believe it is at a material risk from year 2000 issues.

FORWARD-LOOKING  STATEMENTS

Certain of the information discussed in this Form 10-QSB, and in particular in the section entitled "Management's Discussion and Analysis of Financial Condition and Plan of Operation," are forward-looking statements that involve risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, without limitation, the effect of national and regional economic and market conditions in the United States and in other countries in which franchises are sold, costs of labor and employee benefits, costs of marketing, costs of food and non-food items used in the operation of the Restaurants, intensity of competition of location and franchisees, as well as customers, perception of food safety, legal claims, and the availability of financing for the Company and its franchisees. Many of these risk are beyond the control of the Company. In addition, specific reference is made to the "Risk Factors" contained in the Company's Prospectus, dated January 9, 1998, related to the Registration Statement on Form S-3 filed by the Company (Registration No. 333-38691) and to the Company's annual report filed on Form 10-KSB for year ended December 31, 1997.

As described earlier, the Company's principal sources of income are royalty fees, initial franchise fees, and area director marketing fees. These sources are subject to a variety of factors that could adversely impact the profitability of the Company in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor to the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the above identified sources of income. Because the Company's franchises are still concentrated in a few regions of the U.S., regional economic factors could adversely affect the Company's profitability. Weather, particularly sever winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans and people in other countries in which franchises are sold will also impact the Company's profitability. As eating habits change and types of cuisine move in and out of fashion, the Company's challenge will be to formulate a menu with the Company's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.


     THE  QUIZNO'S  CORPORATION

     COMMISSION  FILE  NUMBER:    000-23174
     QUARTER  ENDED  SEPTEMBER  30,  1997
     FORM  10-QSB

     PART  II    OTHER  INFORMATION

Item  1.          Legal  Proceedings
Jericho Resources v. The Quizno's Franchise Corporation, Richard Schaden and Scott Adams, Case No. 96L05977, (Cook Cty. Ill.). On May 24, 1996, an area director, Jericho Resources, Inc. ("Jericho") filed suit against the Company and certain of its officers in response to the Company's termination of certain area rights and related agreements. On March 5, 1998, this case was settled. Without admitting any wrongdoing, the Company agreed to pay Jericho $68,000 and a 1.9% commission on royalties for three restaurants established by Jericho. The Company agreed to the settlement solely to avoid the inherent cost of litigation.

Item  2.          Changes  in  Securities

                                                      Exemptions
                                                      ----------
Securities Sold  Date Shares Amount Purchasers          Claimed
---------------  ---- ------ ------ ----------          -------

Common  Stock  2/19/98  545  $2,657   Quizno's 401(K)   Section 4(2)
                                        Plan

Common  Stock  1/21/98 9,750 $38,025  Area Directors
                                       pursuant to
                                       Area  Director
                                       Equity
                                       Participation
                                       Rights Stock
                                       Option Plan      Section 4(2)
Common Stock  2/98-3/98 13,440 $67,200 Holders of
                                        Underwriter's
                                        Warrants        Section 4(2)
Item  3.   Defaults  Upon  Senior  Securities
           None.
Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
           None.
Item  5.   Other  Information
           None.
Item  6.   Exhibits  and  Reports  on  Form  8-K
           (a) Exhibits
           None.
          (b) Reports  on  Form  8-K
              Form  8-K  of  the Registrant, dated February 3, 1998,
              reporting in Item 5 the sale  of master franchise  for  Canada.
              Form 8-K of the Registrant, dated February 18, 1998, reporting in Item 5 the 1997 store openings.
              Form  8-K of the Registrant, dated March 3, 1998, reporting in
              Item 5 the new  cable television  campaign.
              Form 8-K of the Registrant, dated March 16, 1998, reporting in
              Item 5 the 1997 operating  results.

     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE  QUIZNO'S  CORPORATION



By:  Original  signed  by  John  L.  Gallivan
   ------------------------------------------
      John  L.  Gallivan
     Chief  Financial  Officer
     (Principal  Financial  and  Accounting  Officer)

Denver,  Colorado
May  14,  1998



