Form 10QSB/A
period 1998-03-31
QUIZNOS CORP
filed 1998-05-15
CIK 915803

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

Item  2.    Changes  in  Securities

                                                               Exemptions
Securities Sold  Date    Shares  Amount   Purchasers             Claimed
---------------  ----    ------  ------   ----------             -------

Common Stock     2/19/98  545    $ 2,657  Quizno's 401(K) Plan  Section  4(2)

Common  Stock    1/21/98  9,750  $38,025  Area Directors
                                          pursuant to
                                          Area  Director
                                          Equity Participation
                                          Rights Stock Option
                                          Plan                  Section 4(2)

Common Stock     2\98-3\98 13,440 $67,200 Holders of
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