Form 10QSB/A
period 1998-03-31
QUIZNOS CORP
filed 1998-06-04
CIK 915803

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



Consolidated  Statements  of  Cash  Flows                   Page  5



Consolidated  Statement  of  Stockholders'  Equity          Page  7



Notes  to  Consolidated  Financial  Statements              Page  8



Management's  Discussion  and  Analysis  of  Financial
  Condition  or  Plan  of  Operation                        Page  9



               THE  QUIZNO'S  CORPORATION  AND  SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                              THREE  MONTHS  ENDED
                                                   MARCH  31,
                                            -----------------------
                                              1998           1997
                                             -------        -------

FRANCHISE  OPERATIONS:
 REVENUE
  Royalty  fees                              $1,117,313    $  469,125
  Initial  franchise  fees                      562,000       174,501
  Area  director  marketing  fees               573,000       425,423
  Other                                         178,817       105,309
  Interest  revenue                              28,682        45,102
                                             ----------     ---------
     Total  revenue                           2,459,812     1,219,460
                                             ----------     ---------
 EXPENSES
  Sales  and  royalty  commissions             (753,270)     (257,512)
  Advertising  and  promotion                   (44,052)      (31,057)
  General  and  administrative  expenses     (1,370,602)     (923,619)
                                             ----------     ----------
     Total  expenses                         (2,167,924)   (1,212,188)
                                             ----------     ---------
INCOME  FROM  FRANCHISE  OPERATIONS             291,888         7,272
                                             ----------     ---------

COMPANY  STORE  OPERATIONS:
 SALES  BY  COMPANY  OWNED  STORES            1,741,408       612,740
                                             -----------  -----------
 EXPENSES
  Cost  of  sales  at  Company  stores         (544,287)     (216,447)
  Cost  of  labor  at  Company  stores         (437,751)     (165,449)
  Other  Company  store  expenses              (651,986)     (229,878)
                                              ---------     ----------
    Total  expenses                          (1,634,024)     (611,774)
                                              ----------    ----------
INCOME  FROM  COMPANY  STORES                   107,384           966
                                              ------------     ---------

OTHER  INCOME  (EXPENSE):
 RESEARCH & DEVELOPMENT AND NEW PROGRAMS             -        (20,882)

OTHER
 Sales  by  stores  held  for  resale                -         74,002
 Expenses  related  to  stores  held for resale      -        (98,542)
 Provision  for  bad  debts                    (33,677)       (10,500)
 Other                                          (1,299)       (17,981)
 Depreciation  and  amortization              (144,610)       (76,809)
 Interest  expense                             (78,007)       (75,432)
                                            ------------    -----------
   TOTAL  OTHER  EXPENSE                      (257,593)      (226,144)
                                            ------------    ------------

NET  INCOME  (LOSS)                            141,679       (217,906)
 Preferred  stock  dividends                   (55,223)       (14,235)
                                            ------------     ----------

NET  INCOME  (LOSS)  APPLICABLE  TO
 COMMON  SHAREHOLDERS                        $  86,456     $ (232,141)
                                            ============   =============

DILUTED NET INCOME (LOSS) PER SHARE          $    0.03     $     (.08)
                                            =============  =============
DILUTED  WEIGHTED  AVERAGE  COMMON
 SHARES  OUTSTANDING                         3,053,191      2,865,746
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






     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
     CONDITION  OR  PLAN  OF  OPERATION


OVERVIEW

For the first quarter of 1998 the Company had income from franchise operations of $291,888 and income from Company owned store operations of $107,384, less other charges totaling $257,593 resulting in net income for the quarter of $141,679.

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

GENERAL AND ADMINISTRATIVE expenses increased 48% to $1,370,602 in the first quarter of 1998 from $923,619 in the same quarter last year. As a percent of franchise revenue, general and administrative expenses have fallen from 80% in 1995, 74% in 1996, 58% in 1997, to 56% for the first quarter of 1998. General administrative expenses include all operating costs of the Company. The increase is primarily due to the addition of employees to service the rapidly growing network of Quizno's owners and area directors. Although general and administrative expenses will likely continue to increase as the Company grows, management expects the rate of increase to decline.

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



