Form 10QSB
period 1998-06-30
QUIZNOS CORP
filed 1998-08-11
CIK 915803

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.  20549


     FORM  10-QSB

     (X)    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF
                      THE SECURITIES EXCHANGE ACT OF 1934
     FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1998
                                         ---------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         OUTSTANDING  AT
           CLASS                                                AUGUST 3, 1998
     -----------                                                --------------
        Common  Stock, $0.001 par value                       3,040,956 shares






     THE  QUIZNO'S  CORPORATION

     COMMISSION  FILE  NUMBER:    000-23174

     QUARTER  ENDED  JUNE  30,  1998


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


     THE  QUIZNO'S  CORPORATION  AND  SUBSIDIARIES

                STATEMENTS OF OPERATIONS


                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                         JUNE  30,             JUNE  30,
                                     ------------------     ----------------
                                       1998      1997         1998     1997
                                     -------    -------     -------- -------

FRANCHISE  OPERATIONS:
 Continuing  fees                  $1,457,467 $  537,360  $2,574,780 $1,006,485
 Initial  franchise  fees             646,067    672,500   1,208,067    847,001
 Area  director  marketing  fees      479,985    470,327   1,052,985    895,750
 Other                                198,188    149,244     377,005    254,553
 Interest                              44,848     39,144      73,530     84,246
                                   ---------- ----------   --------- ----------
  Total  revenue                    2,826,555  1,868,575   5,286,367  3,088,035
                                   ---------- ----------   --------- ----------
EXPENSES
  Sales and royalty commissions       896,454    611,644   1,649,724    869,156
  Advertising  and  promotion          56,113     98,852     100,165    129,909
  General  and  administrative      1,391,289  1,054,448   2,761,891  1,978,067
                                   ----------  ---------  ----------  ---------
  Total  expenses                   2,343,856  1,764,944   4,511,780  2,977,132
                                   ----------  ---------  ----------  ---------
NET INCOME FROM FRANCHISE
 OPERATIONS                           482,699    103,631     774,587    110,903
                                   ----------  ---------  ----------  ---------

COMPANY  STORE  OPERATIONS:
SALES BY COMPANY OWNED STORES       1,472,898    886,734  3,214,307   1,499,474
                                   ----------  ---------  ---------   ---------

Cost of sales at Company stores       426,629    290,554    970,916     507,001
Cost of labor at Company stores       328,967    231,996    766,718     397,446
Other Company store expenses          550,916    293,905  1,202,903     523,782
                                   ----------  ---------  ---------   ---------
  Total  expenses                   1,306,512    816,455  2,940,537   1,428,229
                                   ----------  ---------  ---------   ---------
NET INCOME FROM COMPANY STORES        166,386     70,279    273,770      71,245
                                   ----------  ---------  ---------   ---------

OTHER  INCOME  (EXPENSE):
RESEARCH & DEVELOPMENT  AND
 NEW PROGRAMS                             -      (16,549)       -       (37,431)
OTHER
Sales by stores held for resale       415,384     37,284    415,384     111,286
Expenses related to stores
 held for resale                     (510,658)   (52,239)  (510,658)   (150,781)
Provision  for  bad  debts            (50,913)   (11,164)   (84,590)    (21,664)
Other                                  (5,993)   (21,675)    (7,292)    (39,656)
Depreciation  and  amortization      (145,158)   (88,981)  (289,768)   (165,791)
Interest  expense                    (103,073)   (69,942)  (181,080)   (145,374)
                                   ----------  ---------   --------    --------
TOTAL  OTHER  EXPENSE                (400,411)  (223,266)  (658,004)   (449,411)
                                   ----------  ---------   --------    ---------

NET  INCOME  (LOSS)                   248,674    (49,356)   390,353    (267,263)
Preferred  stock  dividends           (55,222)   (14,235)  (110,445)    (28,470)
                                   ----------  ---------   --------    ---------

NET  INCOME  (LOSS)  APPLICABLE  TO
COMMON  SHAREHOLDERS                 $193,452  $ (63,591)  $279,908   $(295,733)
                                   ==========  =========   ========   =========

DILUTED  NET  INCOME  (LOSS)  PER  SHARE
OF  COMMON  STOCK                    $   0.06  $   (0.02)  $   0.09   $   (0.10)
                                   ==========  =========   ========   =========

DILUTED  WEIGHTED  AVERAGE  COMMON  SHARES
OUTSTANDING                         4,212,796  2,865,746  4,179,760   2,865,746
                                   ==========  =========  =========   =========

BASIC NET INCOME (LOSS) PER
 SHARE                             $     0.06 $   (0.02)   $   0.09  $   (0.10)
                                   ========== =========   =========  ==========

BASIC  WEIGHTED  AVERAGE  COMMON
SHARE  OUTSTANDING                  3,022,745 2,865,746   3,018,242   2,865,746
                                    ========= =========   =========   =========



              THE  QUIZNO'S  CORPORATION  AND  SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                          JUNE  30,          DECEMBER  31,
                                            1998                 1997
                                         -----------       ----------------
                                Assets
CURRENT  ASSETS:
  Cash  and  cash  equivalents          $  1,320,618       $      561,287
  Short  term  investments                 1,295,374              538,188
  Accounts receivable, net of
   allowance for doubtful
   accounts of $80,377 in 1998
   and $38,231 in 1997                       572,463              545,109
  Current portion of notes receivable      1,467,793              598,486
  Other  current  assets                     346,145              375,902
  Assets  of  stores  held  for  resale    1,130,206                   -
  Stores  under  development                      -               593,675
                                           ---------          -----------
     TOTAL  CURRENT  ASSETS                6,132,599            3,212,647
                                           ---------          -----------

PROPERTY AND EQUIPMENT AT COST, net of
 accumulated depreciation and amortization of
 $479,647 in 1998 and $426,242 in 1997     2,139,785           2,164,898
                                           ---------          -----------


OTHER  ASSETS:
  Intangible  assets,  net  of
   accumulated  amortization
   of  $785,754  in  1998  and  $662,087
   in 1997                                 1,521,506          1,727,400
  Deferred  assets                         1,329,602            914,762
  Deposits                                    67,507             76,294
  Notes receivable, net of allowance
   for doubtful accounts of $140,000 in
   1998 and 1997                             381,520            734,495
                                          ----------         ----------
     TOTAL  OTHER  ASSETS                  3,300,135          3,452,951
                                          ----------         ----------

     TOTAL  ASSETS                       $11,572,519         $8,830,496
                                         ===========         ==========


CURRENT  LIABILITIES:
  Accounts  payable                      $   913,877         $1,065,374
  Accrued  liabilities                       111,245            489,848
  Current  portion  of  subordinated  debt   300,000            110,912
  Current portion of long term obligations   260,228            303,084
                                         -----------         ----------
     TOTAL  CURRENT  LIABILITIES           1,585,350          1,969,218


LONG  TERM  OBLIGATIONS                    1,256,497            741,570
CONVERTIBLE  SUBORDINATED  DEBT            1,200,000          1,389,088
DEFERRED  INITIAL  FRANCHISE  FEES         4,129,913          2,148,662
                                         -----------        -----------
     TOTAL  LIABILITIES                    8,171,760          6,248,538
                                         -----------        -----------


STOCKHOLDERS'  EQUITY:
  Preferred  stock,  $.001  par
   value,  1,000,000  shares
   authorized:
    Series  A  issued  and  outstanding
     146,000  in  1998  and  1997
     ($876,000  liquidation
     preference)                                146                146
    Series  B  issued  and  outstanding
     100,000  in  1998 and 1997 ($500,000
     liquidation  preference)                   100                100
    Series C issued and outstanding
     167,000 in 1998 and 1997 ($835,000
     liquidation  preference)                   167                167
  Common stock, $.001 par value; 9,000,000
   shares authorized; issued and
   outstanding  3,033,863 in 1998,
   2,923,294  in  1997                        3,034              2,923
  Capital  in  excess  of  par  value     5,092,081          4,663,744
  Accumulated  deficit                   (1,694,769)        (2,085,122)
                                        -----------          ---------
     TOTAL  STOCKHOLDERS'  EQUITY         3,400,759          2,581,958
                                        -----------          ---------

     TOTAL  LIABILITIES  AND
      SHAREHOLDERS'  EQUITY             $11,572,519         $8,830,496
                                         ==========         ==========


             THE  QUIZNO'S  CORPORATION  AND  SUBSIDIARIES

              CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                  SIX  MONTHS  ENDED
                                                       JUNE  30,
                                               -----------------------
                                                  1998         1997
                                               ----------    ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  Income  (loss)                           $  390,353   $ (267,263)
  Adjustments  to  reconcile  net  income
   (loss)  to  net  cash provided  by
   operating  activities:
    Depreciation  and  amortization                289,768      134,687
    Provision for losses on accounts receivable     42,147       10,500
    Issuance  of  stock  for  services               5,083        3,256
    Issuance  of  stock  options  for  services         -        28,000
    Promissory  notes  accepted  for  area
     director  fees                               (644,226)    (182,297)
    Changes  in  assets  and  liabilities:
      Restricted  cash                                 -         16,748
      Accounts  receivable                         (69,501)    (245,188)
      Other  current  assets                        29,757      (84,546)
      Accounts  payable                           (151,496)     592,934
      Accrued  liabilities                        (345,603)     (18,695)
      Deferred  franchise  costs                  (394,898)    (417,488)
      Deferred  initial  franchise  fees          1,981,251     462,059
                                                  ---------   ---------
     NET  CASH  PROVIDED  BY  OPERATIONS         1,132,635       32,707
                                                 ---------    ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Increase  in  short  term  investments          (757,186)         -
  Purchase  of  property  and  equipment            (7,546)    (127,556)
  Development  of    turnkey  stores              (315,513)    (534,768)
  Development  of  Company  owned  stores         (508,875)    (174,898)
  Disposal  of  property  and  equipment               -          9,249
  Acceptance  of  notes  receivable               (445,116)     (26,000)
  Principal payments received on notes receivable  603,423      290,672
  Intangible  assets                               (67,536)     (78,263)
  Other  assets                                    (21,626)     (19,901)
                                                 ----------     -------
     NET  CASH  USED  IN  INVESTING  ACTIVITIES (1,519,975)    (661,465)
                                                 ----------     -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds  from  issuance  of  notes  payable     921,355           -
  Proceeds  from  sale  of  stock                  533,814           -
  Principal payments on long term obligations     (166,081)     (261,177)
  Principal  payments  on  lines  of  credit           -        (220,239)
  Financing  and  offering  costs                  (31,972)      (43,106)
  Dividends  paid                                 (110,445)      (28,470)
                                                 ---------      --------
NET CASH PROVIDED BY (USED IN)
 FINANCING  ACTIVITIES                           1,146,671      (552,992)
                                                 ---------      --------

NET  INCREASE  (DECREASE)  IN  CASH                759,331    (1,181,750)

CASH,  BEGINNING  OF  PERIOD                       561,287     2,127,330
                                                ----------     ---------

CASH,  END  OF  PERIOD                          $1,320,618     $ 945,580
                                                ==========     =========

SUPPLEMENTAL  DISCLOSURES  OF
CASH  FLOW  INFORMATION:
  Cash  paid  during  the period for interest   $  103,073     $ 145,374
                                                ==========     =========


SUPPLEMENTAL  DISCLOSURES  OF  NON-CASH  INVESTING  AND  FINANCING ACTIVITIES:

During the first quarter of 1998, the Company sold the area directorship rights for Canada for $704,000. The Company received $176,000 in cash and $528,000 in the form of a note receivable bearing 6% interest and due in five quarterly principal installments of $105,000 plus accrued interest. The last installment is due June 20, 1999.

Beginning  in  1998  the  Company  offers  its  area  directors  a performance incentive of short and long term common stock purchase options. The short term options allow the area director to purchase a fixed number of shares for seven days at a discount of the lesser of 20% or $1.20 from the market price of the shares on the grant date. The long term options allow the area director to purchase a fixed number of shares six months at market price on the grant date. In the first half of 1998 the Company granted 25,006 short term options and 25,006 long term options, of which 20,432 and 4,876 respectively, were exercised as of June 30, 1998. In connection with this program, the Company has recorded an expense in the first half of 1998 of $14,771 representing the discounts.


                THE  QUIZNO'S  CORPORATION  AND  SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Convertible
                     Preferred Stock      Common Stock    Additional  Accumu-
                    ----------------    ----------------    Paid-in    lated
                    Shares    Amount    Shares    Amount    Capital    Deficit
                    ------    ------    ------    ------  ----------- ---------

BALANCES AT
 JANUARY 1, 1997   146,000  $   146  2,864,757  $  2,865 $3,233,415 $(1,995,504)
                   -------  -------  ---------  -------- ---------- -----------

Issuance of Series
 C preferred stock
 for cash, net of
 offering costs of
 $36,454           167,000      167        -          -    798,379          -

Issuance of Series
 B preferred stock
 for debt, net of
 offering costs of
 $44,277           100,000      100        -          -    455,623          -

Inherent value of
 stock warrants
 granted to lender
 in connection with
 conversion of debt
 to Series B
 preferred  stock      -         -         -          -     44,277          -

Issuance of common
 stock for acquisition -         -      18,182        18    99,982          -

Issuance of common
 stock for exercise
 of options            -         -      40,355        40    92,116          -

Inherent value of
 options granted to
 area directors        -         -          -          -    33,950          -

Preferred stock
 dividends             -         -          -          -   (93,998)         -

Net loss               -         -          -          -        -      (89,618)
                  ---------  --------  ---------  --------  -------  ----------

BALANCES AT
 DECEMBER 31,
 1997              413,000     413     2,923,294    2,923 4,663,744  (2,085,122)

Issuance of
 common  stock
 pursuant to
 employee benefit
 plan                 -         -            976        1     5,083        -

Issuance of common
 stock for exercise
 of options by
 underwriter          -         -         80,000       80   399,920        -

Issuance of common
 stock for exercise
 of options by area
 directors            -         -         25,308       26   133,408        -

Issuance of common
 stock for exercise
 of options pursuant
 to the employee
 benefit  plan        -         -          4,285        4       371        -

Preferred stock
 dividends            -         -             -         -  (110,445)       -

Net income            -         -             -         -       -      390,353
                  ---------  ---------  ----------  --------  ------  ---------

BALANCES AT
 JUNE 30, 1998    413,000   $   413   3,033,863   $3,034 $5,092,081 $(1,694,769)
                  ========= ========= ==========  ======  =========  =========


                           THE QUIZNO'S CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three and six month periods ended June 30, 1998 and June 30, 1997, (b) the consolidated financial position at June 30, 1998, (c) the consolidated statements of cash flows for the six month periods ended June 30, 1998 and June 30, 1997, and (d) the consolidated changes in stockholders' equity for the six month period ended June 30,1998 have been made.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-KSB to the Securities and Exchange Commission filed on March 26, 1998.

3. The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year of 1998.

4. The Company is obligated to pay an opening commission to the area director who sold the franchise at the time the franchise opens for business. These commissions are expensed at the time the related franchise opens for business and are not accrued as a liability of the Company until that time. At June 30, 1998, there were 306 franchises sold but not yet open with related opening commissions totaling $1,026,000 (510,437 at December 31, 1997).

5. In the second Quarter of 1998 the Company has reclassified royalty fee revenue to a new income statement account called continuing fee revenue. Continuing fee revenue will be comprised of royalty fee revenue plus other fees generated from the licensing of the Quizno's trade mark to vendors and suppliers of the Quizno's franchise system. See Managements Discussion and Analysis of Financial Condition or Plan of Operation for details.



     THE  QUIZNO'S  CORPORATION  AND  SUBSIDIARIES

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
     CONDITION  OR  PLAN  OF  OPERATION


OVERVIEW

The Company earned a profit in the second quarter of 1998 of $248,674, composed of income from franchise operations of $482,699, income from Company owned store operations of $166,386, and less other charges totaling $400,411.

The Company's primary business is the franchising of Quizno's Restaurants. As a franchisor, revenue is principally derived from: (1) area director marketing fees, (2) initial franchise fees, and (3) continuing fees. Area director fees occur only once for each exclusive area sold, and are expected to decline as the number of remaining available markets declines. Initial franchise fees are one time fees paid upon the sale of a franchise and vary directly with the number of franchises the Company can sell and open. Continuing fees, on the other hand, increase as the number of franchised restaurants open increase. Each of these sources of revenue contribute to the profitability of the Company, but the relative contribution of each source will vary as the Company matures. Over time initial fees and continuing fees will generate proportionately more revenue than area director marketing fees.

The following chart reflects the Company's revenue growth by source and number of restaurants for the second quarter and first half of 1998 compared the second quarter and first half of 1997:



                                   Three Months Ended     Six Months Ended
                                  --------------------    ----------------
                                         June  30,           June  30,
                                  --------------------    ----------------
                                     1998        1997       1998     1997
                                  ---------    -------    --------  ------

Continuing fees                   $1,457,467  $  537,360  $2,574,780  $1,006,485
Initial franchise fees               646,067     672,500   1,208,067     847,001
Area Director fees                   479,985     470,327   1,052,985     895,750
Other                                198,188     149,244     377,005     254,553
Interest                              44,848      39,144      73,530      84,246
                                ------------  ----------  ----------  ----------

  Total franchise revenue          2,826,555   1,868,575   5,286,367   3,088,035

Sales by Company owned stores      1,472,898     886,734   3,214,307   1,499,474
Sales by Stores held for resale      415,384      37,284     415,384     111,286
                                ------------  ----------  ----------  ----------

     Total Revenue                $4,714,837  $2,792,593  $8,916,058  $4,698,795
                                ============  ==========  ==========  ==========

Restaurants open, beginning (1)          361         170         327        156
New restaurants opened                    39          41          78         57
Restaurants closed (1)                    (9)         (8)        (14)       (10)
                                ------------  ----------- ----------  ----------
    Restaurants open, end                391         203         391        203
                                ============  =========== ==========  ==========
New franchises sold                       86          36         231         78

Initial franchise fees collected  $1,215,000    $500,000  $3,184,500 $1,258,000
Systemwide sales                       $23.2       $11.8       $42.7      $16.2
                                    million       million     million    million
Average unit volume for 1997 (2)        --           --           --   $316,259
Same store sales (2)                 Up 9.6%    Down 2.2%     Up 9.4%  Down 0.7%



(1) Includes 52 Bain's Deli units open at the beginning of 1998 and 4 Bain's Deli units closed. The Company acquired the Bain's Deli franchise system on November 12, 1997.
(2) Same stores sales is based on 117 stores open since the beginning of 1997. Stores which transferred ownership during this period or are in substantial default of the franchise agreement are excluded. Because the Company is and will continue to be in an aggressive growth mode over the next few year, it is anticipated that same store sales will fluctuate as units are included from more start up markets. Excludes non-traditional units located in convenience stores and gas stations, and includes only units open all of 1997.

RESULTS  OF  OPERATIONS

Comparison  of  the  first  half  of  1998 with the first half of 1997 and the second  quarter  of  1998  with  the  second  quarter  of  1997

Franchise revenue increased 51% in the second quarter of 1998 to $2,826,555 from $1,868,575 in the same quarter last year. For the first half of 1998, franchise revenue increased by 71% to $5,286,367 from $3,088,035 last year. Total revenue increased 69% in the second quarter of 1998 to $ 4,714,837 from $2,792,593 in the same quarter last year, and 90% in the first half of 1998 to $ 8,916,058 from $4,698,795.

CONTINUING FEES increased 154% in the second quarter of 1998 to $1,457,467 from $573,360 in the second quarter of 1997. For the first half of 1998, continuing fees increased 156% compared to the first half of 1997.
Continuing  fees  are  comprised  of  royalties  and  licensing  fees.

Royalty fees are a percentage of each franchisee's sales paid to the Company and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase. At June 30, 1998 there were 369 franchises open (including Bain's) as compared to 192 at June 30, 1997. The royalty was 5% for agreements entered into prior to February 11, 1995, 6% for agreements entered into from February 11, 1995 to March 31, 1998, and 7% for all franchise agreements entered into after March 31, 1998. The royalty for Quizno's Express units is 8%.


Included are 48 Bain's franchises which pay royalties at various rates up to 5%, and account for $144,081 in royalty revenue for the first half of 1998, approximately 9% of the increase. The Company records royalty revenue from Bain's franchisees when the funds are collected.

Licensing fees are fees generated through the licensing of the Quizno's trademark for use by others. Licensing fees are expected to continue and to increase with systemwide sales and the awareness and value of the Quizno's's brand. Licensing fees were $225,000 in the 2nd Quarter of 1998 (vs) 0 in the 2nd Quarter of 1997.

INITIAL FRANCHISE FEES decreased 4% in the second quarter of 1998 to $646,067 from $672,500 in the same quarter last year. For the first half of 1998, initial franchise fees increased 43% compared to the first half of 1997.
Initial franchise fees are one time fees paid by franchisees at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. In the first half of 1998, the Company opened 75 franchises and three Company owned units as compared to 56 franchises and one Company owned unit opened in the same period last year.

Initial franchise fees collected by the Company are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at June 30, 1998 were $4,129,913 and represent 306 franchises sold but not yet in operation, compared to $2,037,530 at June 30, 1997 representing 170 franchises sold but not open. The Company sold 231 new franchises for $3,184,500 in the first half of 1998, of which 145 were sold in the first quarter and 86 in the second quarter. The record sales were due, in part, to a royalty increase from 6% to 7% effective for franchises purchased after March 31, 1998. Direct costs related to the franchise sale, primarily sales commissions paid to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid with respect to initial franchise fees deferred at June 30, 1998 were $1,014,886. Approximately 50% of all initial franchisee fees received by the Company are paid to area directors for sales and opening commissions. The Company has not sold or opened any Bain's franchises, nor does it expect to in the future.

AREA DIRECTOR MARKETING FEES increased 2% in the second quarter of 1998 to $479,985 from $470,327 in same quarter last year. For the first half of 1998, area director marketing fees increased 18% compared to the first half of 1997. Area director marketing fees are one time fees paid to the Company for the right to sell franchises in a designated, non-exclusive area, including international markets. The fee for U.S. areas was $.05 per person from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each area director is required to pay a training fee of $10,000. The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In the first quarter of 1998 the Company sold all of the area directorship rights for Canada to its Canadian master franchisee for $706,000. As part of the agreement, the Canadian master franchisee is allowed to retain 100% of the initial franchise fees from franchises sold in Canada in 1998. The Company deferred $152,000 of the fee paid to be recognized as the Company's obligations are completed. In addition to the Canadian master franchise, the Company sold seven area directorships, including three existing area directors who purchased additional territory, in the first half of 1998, compared to 19, including eight existing area directors who purchased additional territory, sold in the first half of 1997. At June 30, 1998, the Company had a total of 80 area directors who owned areas encompassing approximately 74% of the population of the United States.

The Company offers area director applicants financing for up to 50% of the area director marketing fee. The Canadian master franchisee used the financing for the purchase of the Canadian area directorships in the amount of $528,000. This was a negotiated transaction in which the promissory note will be repaid over two years. Of the additional area directorships sold in the first half of 1998, two area directors financed a total of $150,643. In the first half of 1997, a total of $22,500 was financed.

The Area Director Marketing Agreements set increasing "Minimum Performance Levels" that require the Area Director to sell and open a specified number of franchised Restaurants in each year during the term of the Area Director Marketing Agreement. The Company's experience with the Area Director program to date indicates that while some Area Directors will exceed their development schedules, others will fail to meet their schedules. In its planning, the Company has allowed for a certain percentage of Area Directors who will not meet their development schedule. Delays in the sale and opening of Restaurants can occur for many reasons. The most common are delays in the selection or acquisition of an appropriate location for the Restaurant, delays in negotiating the terms of the lease and delays in franchisee financing. The Company may terminate an Area Director Marketing Agreement if the Area Director fails to meet the development schedule, and the Company would then have the right to resell the Territory to a new Area Director.

There are no area directors in the Bain's system and the Company does not intend to sell any Bain's area directorships in the future.

OTHER REVENUE increased by 33% in the second quarter of 1998 to $198,188 from $149,244 in the second quarter of 1997. For the first half of 1998, other revenue increased 48% compared to the first half of 1997. Other revenue is primarily bookkeeping fees charged franchisees for whom the Company provided bookkeeping services and amounts paid by equipment suppliers for design and construction. Since 1995, the Company's franchise agreement requires all new franchisees to utilize the Company's bookkeeping services, or a firm designated by the Company to provide bookkeeping services, for their first 12 months of operations. The fee per store was increased from $80 to $85 per week for all franchise agreements executed after March 31, 1998. Bookkeeping fees were $ 178,606 in the first half of 1998 compared to $125,708 in the first half of 1997. The Company out-sourced the bookkeeping to an unaffiliated party beginning in the second quarter of 1998. In the future, the Company will earn only a small administrative fee relative to the bookkeeping function.


SALES AND ROYALTY COMMISSIONS expense increased to $896,454 in the second quarter of 1998 from $611,644 in the same quarter last year. For the first half of 1998, sales and royalty commissions expense increased 90% compared to the first half of 1998. Sales and royalty commissions are amounts paid to the area directors of the Company. As a percent of royalty fees and initial franchisee fees, sales and royalty commissions were 46% for the first half of 1998 compared to 47% for the first half of 1997.

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

The area director is entitled to receive commissions during the term of the ten year area director agreement or until early termination of the agreement, although the area director may be entitled to a commission of 1% of sales for the remainder of each franchised restaurant's franchise agreement, or five years (whichever is less) if the area director agreement is terminated solely because of failure to meet the development schedule. Agreements signed prior to December 30, 1997 provided for ongoing payment of a 1% commission in such circumstances for the remaining life of each franchise agreement in the territory.

GENERAL AND ADMINISTRATIVE expenses increased 32% to $1,391,289 in the second quarter of 1998 from $1,054,448 in the same quarter last year. For the first half of 1998, general and administrative expenses increased 40% compared to the first half of 1997. As a percent of franchise revenue, general and administrative expenses have fallen from 80% in 1995, 74% in 1996, 58% in 1997, to 52% for the first half of 1998. General administrative expenses include all operating costs of the Company. The increase is primarily due to the addition of employees to service the growing network of Quizno's franchisees and area directors. Although general and administrative expenses will likely continue to increase as the Company grows, management expects the rate of increase to decline.

The Company believes its general and administrative expenses are adequate and are not excessive in relation to the size and growth of the Company.

DEPRECIATION AND AMORTIZATION was $145,158 in the second quarter of 1998 and $88,981 in the same quarter last year. For the first half of 1998 depreciation and amortization was $289,786 compared to $165,791 for the first half of 1997. The increase is primarily due to the acquisition and development of eight new Company stores in 1997, five new company stores in the first half of 1998, and the acquisition of the Bain's chain in 1997.

INTEREST EXPENSE was $103,073 in the second quarter of 1998 and $69,942 in the same quarter last year. For the first half of 1998, interest was $181,080 compared to $145,374 for the same period last year. The increase is primarily attributable to the interest on debt related to financing new company owned stores and stores held for resale.

COMPANY STORES earned $166,386 on sales of $1,472,898 in the second quarter of 1998 compared to $70,279 on sales of $886,734 in the same quarter last year. For the first half of 1998, Company stores earned $273,770 on revenue of $3,214,307, compared to $71,245 on revenue of $1,499,474 in the first half of 1997. During the first half of 1998 the Company operated stores for a total of 100 store operating months, compared to 54 store operating months in the first half of 1997. Sales per store month increased 15.8% in the first half of 1998 to $32,143 from $27,768. At June 30, 1998 the Company had 16 (ten at June 30,
1997) operating Company stores including one Bain's Deli, plus one store which operates only during baseball season.

STORES HELD FOR RESALE lost $95,274 on sales of $415,384 in the second quarter and first half of 1998, compared to losses of $14,955 on sales of $37,284, and $39,495 on sales of $111,286 in the second quarter and first half of 1997, respectively. In the second quarter of 1998 the Company operated six stores held for resale, all of which were offered for sale by the Company at the beginning of the second quarter of 1998, at which time they were reclassified to stores held for resale from Company stores.

LIQUIDITY  AND  CAPITAL  RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES was $1,132,635 in the first half of 1998 compared to cash provided by operating activities of $32,707 in the first half of 1997. The primary reasons for the improvement are net cash from franchise sales and the net income improvement.

NET CASH USED IN INVESTING ACTIVITIES was $1,519,975 in the first half of 1998 compared to cash used by investing activities of $661,465 in the first half of 1997. Cash used in investing activities in the first half of 1998 was primarily related to the acquisition and development of Company owned stores and the investment of excess cash in short term investments.

NET CASH PROVIDED BY FINANCING ACTIVITIES was $1,146,671 in the first half of 1998 compared to cash used by financing activities of $552,992 in the first half of 1997. The amount provided in 1998 was primarily from the sale of stock and the proceeds of long term borrowing.

At June 30, 1998 the Company had $1,130,206 invested in stores held for resale. One such restaurant is under contract to be sold for $213,000 in the third quarter of 1998. The company agreed to finance $173,000 of the price over ten years. The other restaurants are expected to be sold in 1998.

In the first quarter of 1998 the Company began a program under which its area directors have a right to elect to have franchisee leases in the area director's territory signed by The Quizno's Realty Company ("TQRC"), a wholly owned subsidiary of the Company. As a condition of the lease, the landlord agrees not to look beyond TQRC for payments. These locations are then subleased by TQRC to the franchisee whose personal liability is limited to one year. The franchisee will pay TQRC an indemnification fee of $38 per week, pay a one time lease processing fee to TQRC of $2,200, and pay a security deposit to TQRC equal to two months rent. Effective March 1, 1998, the Company transferred cash and other assets having a book value of approximately $500,000 to TQRC in exchange for stock and a promissory note. Through June 30, 1998 one such lease had been executed.

As it has in the past, the Company will continue to consider acquisitions of other chains, the purchase of Quizno's restaurants from its franchisees, and the purchase of Quizno's area directorships from its area directors. From time to time the Company will make offers and enter into letters of intent for such transactions subject to the completion of due diligence. In all such cases, the Company will establish the sources of cash required to complete such transactions prior to entering into a binding agreement.

Other than as described herein, the Company does not have any material commitments or contracts which will require a significant amount of working capital or capital resources.

Since its inception, the Company has incurred losses totaling $1,694,769, through June 30, 1998. The Company has financed these losses primarily through the sale of common stock and through the issuance of preferred stock as well as convertible subordinated debt. The Company's trends are positive in that for the twelve months ended June 30, 1998, it had a profit before preferred stock dividends of $567,998. As seen in its statement of cash flows for the first half of 1998, the Company generated cash from operations of $1,132,635. The Company believes its ability to generate cash flow, combined with additional financing, if necessary, will generate sufficient cash to support its operations for the next twelve months.

The Company's restaurant sales, and therefore royalties, during the months of November through February are generally lower due to the locations of most of its restaurants.

YEAR  2000  DISCLOSURE

The Company uses current versions of widely used, publicly available software for its accounting and other data processing requirements. The providers of the software utilized by the Company have stated that there will be no failures in the programs used by the Company resulting from the year 2000.
The Company has no customized software. The Company has not yet determined the impact, if any, that year 2000 issues may have on its vendors. However, the Company believes there are adequate alternative vendors that can supply products and services to the Company if necessary. Finally, the Company's business, quick service restaurants, is not highly dependent upon electronic data processing. Therefore, the Company does not believe it is at a material risk from year 2000 issues.

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

                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      COMMISSION FILE NUMBER:  000-23174
                          QUARTER ENDED JUNE 30, 1998
                                  FORM 10-QSB

                          PART II  OTHER INFORMATION



Item  1.          Legal  Proceedings

     In  re  Kirwin  Ventures,  L.L.C.,  Case  No.  54  114 00312 98, American
     ---------------------------------
Arbitration Association; Mibichu L.L.C. v. The Quizno's Corporation, No. 98-007226-CK (Oakland County, Michigan). On June 29, 1998, Kirwin Ventures, L.L.C. and Mibichu LLC, two Michigan franchisee entities owned by the same individuals, filed an arbitration action and Michigan state court action against the Company and certain of its subsidiaries and officers. The claims allege violations of the Michigan Franchise Investment Law and misrepresentations in connection with the franchise sale. The plaintiffs seek damages in excess of $400,000 in each case. The Company intends to deny each claim and is confident that it complied with all regulatory requirements as well as acted in good faith.

     Wagner  v.  The  Quizno's  Corporation, No. 98-2-11502-5SEA (King County,
     --------------------------------------
Washington). This action was brought against the Company on May 11, 1998, by a former franchisee who had abandoned its restaurant and opened a competing restaurant. After receiving notice from the Company that the franchisee was in breach of the post-term non-competition covenants of the franchise agreement, the franchisee filed this action alleging failure to comply with Washington state franchise disclosure rules and the Washington Consumer Protection Act. The complaint seeks damages in excess of $200,000 plus consequential and exemplary damages. On July 16, 1998, the Company filed a petition in federal court in Colorado to compel arbitration in Denver pursuant to the franchise agreement, and filed a motion to dismiss or stay the Washington state action. A stipulated order staying the Washington action was issued in July 1998. The Company intends to also file claims against the Wagners in connection with their competing unit.

     It is the opinion of management that the liability, if any, arising from all pending claims and lawsuits will not have a material adverse impact upon the Company's consolidated earnings or financial position.

Item  2.          Changes  in  Securities

Sales  of  Unregistered  Securities


Securities Sold    Date   Amount of    Purchasers            Exemption
                        Consideration
---------------    ---- -------------  ----------            ---------
Common  Stock   4/30/98    $2,427      Quizno's 401(k) Plan  Section  4(2)

Common  Stock      4/98  $332,800      Holders of
                                        Underwriters'
                                        Warrants             Section  4(2)


                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      COMMISSION FILE NUMBER:  000-23174
                          QUARTER ENDED JUNE 30, 1998
                                  FORM 10-QSB

                    PART II  OTHER INFORMATION (CONTINUED)




Item  3:          Defaults  Upon  Senior  Securities
None

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

The Annual Meeting of Shareholders of the Company was held on June 25, 1998. At the meeting, the shareholders voted on two proposals. The results of the voting are as follows:


Proposal #1   Election  of  Directors             For            Withheld
              -----------------------             ---            --------

              Brownell  M.  Bailey             2,578,113          7,900
              Mark  L.  Bromberg               2,578,113          7,900
              J.  Eric  Lawrence               2,578,113          7,900
              Frederick  H.  Schaden           2,578,113          7,900
              Richard  E.  Schaden             2,575,813         10,200
              Richard  F.  Schaden             2,577,113          8,900

Proposal  #2  Ratify the selection by the Board of Directors of Ehrhardt
              Keefe Steiner & Hottman, P.C. as independent auditors of the Company for the 1998 fiscal year.

                   For                    Against                    Abstain
                   ---                    -------                    -------
                 2,575,721                 5,695                      4,597


Item  5.          Other  Information
None

Item  6.          Exhibits  and  Reports  on  Form  8-K
(a)               Exhibits  -  None
(b)               Reports  on  Form  8-K:
Form 8-K of the registrant, dated April 29, 1998, reporting in Item 5 preliminary 1st Quarter 1998 operating results
Form 8-K at the registrant, dated May 14, 1998, reporting in Item 5 final 1st Quarter 1998 operating results.


                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      COMMISSION FILE NUMBER:  000-23174
                          QUARTER ENDED JUNE 30, 1998
                                  FORM 10-QSB

                    PART II  OTHER INFORMATION (CONTINUED)


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE  QUIZNO'S  CORPORATION



By:  Original  signed  by  John  L.  Gallivan
   ------------------------------------------
      John  L.  Gallivan
     Chief  Financial  Officer
     (Principal  Financial  and  Accounting  Officer)

Denver,  Colorado
August  11,  1998