Form 10QSB
period 1998-09-30
QUIZNOS CORP
filed 1998-11-05
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1998

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

                                     Yes X No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                  Class                             November 2, 1998
           ------------------------                 ----------------
         Common stock, $.001 par value              3,051,389 shares

                           THE QUIZNO'S CORPORATION

                      Commission File Number:  000-23174

                       Quarter Ended September 30, 1998


                                  FORM 10-QSB

                         Part I  FINANCIAL INFORMATION



Consolidated Statements of Operations.............................Page 1



Consolidated Balance Sheets.......................................Page 3



Consolidated Statements of Cash Flows.............................Page 5



Consolidated Statement of Stockholders' Equity....................Page 7



Notes to Consolidated Financial Statements........................Page 8



Management's Discussion and Analysis of Financial
  Condition or Plan of Operation..................................Page 9

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                             STATEMENTS OF OPERATIONS


                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                         -------------------------     -------------------------
                                            1998           1997           1998            1997
                                         ----------    -----------     ----------     ----------
FRANCHISE OPERATIONS:
  Continuing fees ..................     $1,532,411     $  728,758     $4,107,191     $1,735,243
  Initial franchise fees ...........        788,500        743,000      1,996,567      1,590,001
  Area fees ........................        613,932        553,031      1,666,917      1,448,781
  Other ............................         89,301        146,261        466,306        400,814
  Interest .........................         68,845         23,187        142,375        107,433
                                         ----------     ----------     ----------     ----------
  Total revenue ....................      3,092,989      2,194,237      8,379,356      5,282,272
                                         ----------     ----------     ----------     ----------
Expenses
  Sales and royalty commissions ....      1,191,535        711,393      2,841,259      1,580,549
  Advertising and promotion ........         49,100         51,609        149,265        181,518
  General and administrative .......      1,388,486      1,216,974      4,150,377      3,195,042
                                         ----------     ----------     ----------     ----------
  Total expenses ...................      2,629,121      1,979,976      7,140,901      4,957,109
                                         ----------     ----------     ----------     ----------
Net income from franchise operations        463,868        214,261      1,238,455        325,163
                                         ----------     ----------     ----------     ----------

COMPANY STORE OPERATIONS:
Sales by Company owned stores ......      1,778,625      1,185,744      4,992,932      2,685,219
                                         ----------     ----------     ----------     ----------
Expenses
  Cost of sales at Company stores ..        529,523        373,332      1,500,439        880,333
  Cost of labor at Company stores ..        440,681        297,915      1,207,399        694,988
  Other Company store expenses .....        604,865        396,150      1,807,768        920,306
                                         ----------     ----------     ----------     ----------
  Total expenses ...................      1,575,069      1,067,397      4,515,606      2,495,627
                                         ----------     ----------     ----------     ----------
Net income from Company stores .....        203,556        118,347        477,326        189,592
                                         ----------     ----------     ----------     ----------


                             (continued on next page)


                                    (Unaudited)
                                         1

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF OPERATIONS (continued)


                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                         -------------------------     -------------------------
                                            1998           1997           1998            1997
                                         ----------    -----------     ----------     ----------
OTHER INCOME (EXPENSE):
Sales by stores held for
 resale .......................     $   435,778      $    29,680      $   851,162      $   140,966
Expenses related to stores held
 for resale ...................        (548,363)         (45,484)      (1,059,022)        (196,265)
Provision for bad debts .......         (66,427)          (7,000)        (151,017)         (85,416)
Other .........................           1,411          (33,829)          (5,880)         (54,163)
Depreciation and amortization .        (132,673)         (98,328)        (422,441)        (264,119)
Interest expense ..............         (78,643)         (73,589)        (259,723)        (218,963)
                                    -----------      -----------      -----------      -----------
Total other expense ...........        (388,917)        (228,550)      (1,046,921)        (677,960)
                                    -----------      -----------      -----------      -----------

Net income (loss) .............         278,507          104,058          668,860         (163,205)
Preferred stock dividends .....         (55,524)         (14,235)        (165,969)         (42,705)
                                    -----------      -----------      -----------      -----------

Net income (loss) applicable to
common shareholders ...........     $   222,983      $    89,823      $   502,891      $  (205,910)
                                    ===========      ===========      ===========      ===========

Diluted net income (loss)
 per share of common stock ....     $      0.06      $      0.03      $      0.15      $    (0.07)
                                    ===========      ===========      ===========      ===========

Diluted weighted average
 common shares outstanding ....       4,349,781        3,427,408        4,360,577        2,867,868
                                    ===========      ===========      ===========      ===========

Basic net income (loss)
 per share ....................     $      0.07      $      0.03      $      0.17      $     (0.07)
                                    ===========      ===========      ===========      ===========

Basic weighted average
 common share outstanding .....       3,047,611        2,904,567        3,038,496        2,867,868
                                    ===========      ===========      ===========      ===========





                                    (Unaudited)
                                         2

                        THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                   September 30,    December 31,
                                                       1998             1997
                                                    -----------     ------------

CURRENT ASSETS:
 Cash and cash equivalents ...................      $ 1,058,109      $   561,287
 Short term investments ......................        1,203,189          538,188
 Accounts receivable, net of allowance
  for doubtful accounts of $116,021
  in 1998 and $38,231 in 1997 ................          663,766          545,109
 Current portion of notes receivable .........        1,527,044          598,486
 Other current assets ........................          423,046          375,902
 Assets of stores held for resale ............          995,447             --
 Stores under development ....................             --            593,675
                                                    -----------      -----------
     Total current assets ....................        5,870,601        3,212,647
                                                    -----------      -----------

Property and equipment at cost, net of
 accumulated depreciation and amortization
 of $516,361 in 1998 and $426,242 in 1997 ....        2,642,490        2,164,898
                                                    -----------      -----------


OTHER ASSETS:
 Intangible assets, net of accumulated
  amortization of $822,656 in 1998 and
  $662,087 in 1997 ...........................        1,511,150        1,727,400
 Deferred assets .............................        1,462,804          914,762
 Deposits ....................................           81,048           76,294
 Other .......................................           66,429             --
 Notes receivable, net of allowance
  for doubtful accounts of $140,000
  in 1998 and 1997 ...........................          405,001          734,495
                                                    -----------      -----------
      Total other assets .....................        3,526,432        3,452,951
                                                    -----------      -----------

Total assets .................................      $12,039,523      $ 8,830,496
                                                    ===========      ===========




                                    (Unaudited)
                                         3

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   September 30,    December 31,
                                                       1998             1997
                                                    -----------     ------------

CURRENT LIABILITIES:
 Accounts payable ..........................     $  1,122,307      $  1,065,374
 Accrued liabilities .......................          156,241           489,848
 Current portion of subordinated debt ......          300,000           110,912
 Current portion of long term obligations ..          200,004           303,084
                                                 ------------      ------------
     Total current liabilities .............        1,778,552         1,969,218

Long term obligations ......................          968,507           741,570
Convertible subordinated debt ..............        1,150,000         1,389,088
Deferred initial franchise fees ............        4,279,868         2,148,662
Minority interest in consolidated
 subsidiary ................................          150,000              --
                                                 ------------      ------------
      Total liabilities ....................        8,326,927         6,248,538
                                                 ------------      ------------


STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value,
  1,000,000 shares authorized:
  Series A issued and outstanding 146,000
  in 1998 and 1997 ($876,000 liquidation
  preference) ..............................              146               146
 Series B issued and outstanding 100,000
  in 1998 and 1997 ($500,000 liquidation
  preference) ..............................              100               100
 Series C issued and outstanding 167,000
  in 1998 and 1997 ($835,000 liquidation
  preference) ..............................              167               167
 Common stock, $.001 par value; 9,000,000
  shares authorized; issued and outstanding
  3,049,951 in 1998, 2,923,294 in 1997 .....            3,050             2,923
Capital in excess of par value .............        5,125,395         4,663,744
Accumulated deficit ........................       (1,416,262)       (2,085,122)
                                                 ------------      ------------
      Total stockholders' equity ...........        3,712,596         2,581,958
                                                 ------------      ------------

Total liabilities and stockholders'
  equity ...................................     $ 12,039,523      $  8,830,496
                                                 ============      ============


                                    (Unaudited)
                                         4

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                            September 30,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss) ...........................     $   668,860      $  (163,205)
 Adjustments to reconcile net income
  (loss) to net cash provided by
   operating activities:
    Depreciation and amortization ............         422,441          264,119
    Provision for losses on accounts
     receivable ..............................          77,790           10,500
    Issuance of stock for services ...........            --             13,689
    Issuance of stock options for
     services ................................            --             33,950
    Promissory notes accepted for
     area director fees ......................        (876,019)        (553,824)
    Changes in assets and liabilities:
     Restricted cash .........................            --             16,748
     Accounts receivable .....................        (196,446)        (188,832)
     Other current assets ....................         (76,901)        (102,536)
     Accounts payable ........................          56,928          403,837
     Accrued liabilities .....................        (333,607)          60,438
     Deferred franchise costs ................        (410,772)        (325,542)
     Deferred tax asset ......................         (65,515)            --
     Deferred initial franchise fees .........       2,131,206          694,285
                                                   -----------      -----------
         Net cash provided by operations .....       1,397,965          163,627
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in short term investments ..........        (665,001)            --
 Purchase of property and equipment ..........        (272,004)        (184,403)
 Stores held for resale development costs ....        (401,772)        (759,820)
 Proceeds from sale of  turnkey units ........            --            431,315
 Development of Company owned stores .........        (351,367)        (287,040)
 Acquisition of Company owned stores .........        (371,789)            --
 Disposal of property and equipment ..........            --              9,249
 Acceptance of notes receivable ..............        (448,119)        (271,354)
 Principal payments received on notes
  receivable .................................         755,488          495,551
 Intangible assets ...........................         (76,135)        (122,781)
 Other assets ................................         (90,533)          (7,933)
                                                   -----------      -----------
          Net cash used in investing
           activities ........................      (1,921,232)        (697,216)
                                                   -----------      -----------

                             (continued on next page)






                                    (Unaudited)
                                         5

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                                         Nine Months Ended
                                                            September 30,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes
  payable ..................................          973,623           172,370
 Proceeds from sale of stock ...............          627,449            75,808
 Principal payments on long term
  obligations ..............................         (372,218)         (342,412)
 Principal payments on lines of credit .....             --            (220,239)
 Financing and offering costs ..............          (43,097)          (17,606)
 Dividends paid ............................         (165,668)          (42,705)
                                                  -----------       -----------
    Net cash provied by (used in)
     financing activities ..................        1,020,089          (374,784)
                                                  -----------       -----------

Net increase in cash .......................          496,822          (908,373)

Cash, beginning of period ..................          561,287         2,127,330
                                                  -----------       -----------

Cash, end of period ........................      $ 1,058,109       $ 1,218,957
                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest         $   259,723       $   218,963
                                                  ===========       ===========

      SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During the first quarter of 1998, the Company sold the area directorship rights for Canada for $704,000. The Company received $176,000 in cash and $528,000 in the form of a note receivable bearing 6% interest and due in five quarterly principal installments of $105,600 plus accrued interest. The last installment is due June 20, 1999.

      Beginning in 1998 the Company offers its area directors a performance incentive of short and long term common stock purchase options. The short term options allow the area director to purchase a fixed number of shares for seven days at a discount of the lesser of 20% or $1.20 from the market price of the shares on the grant date. The long term options allow the area director to purchase a fixed number of shares for six months at market price on the grant date. In the first three quarters of 1998 the Company granted 27,402 short term options and 27,423 long term options, of which 23,768 and 17,158 respectively, were exercised as of September 30, 1998. In connection with this program, the Company has recorded an expense in the first three quarters of 1998 of $13,590 representing the discounts.


                                    (Unaudited)
                                         6

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                              Convertible
                                            Preferred Stock                   Common Stock           Additional
                                       -------------------------       -------------------------       Paid-in        Accumulated
                                        Shares          Amount           Shares        Amount          Capital          Deficit
                                       ---------     -----------       ---------     -----------     -----------      -----------
Balances at January 1, 1997 ....         146,000     $       146       2,864,757     $     2,865     $ 3,233,415      $(1,995,504)

Issuance of Series C preferred
 stock for cash, net of
 offering costs of $36,454 .....         167,000             167            --              --           798,379             --

Issuance of Series B preferred
 stock for debt, net of
 offering costs of $44,277 .....         100,000             100            --              --           455,623             --

Inherent value of stock warrants
 granted to lender in connection
 with conversion of debt to
 Series B preferred stock ......            --              --              --              --            44,277             --

Issuance of common stock for
 acquisition ...................            --              --            18,182              18          99,982             --

Issuance of common stock for
 exercise of options ...........            --              --            40,355              40          92,116             --

Inherent value of options
 granted to area directors .....            --              --              --              --            33,950             --

Preferred stock dividends ......            --              --              --              --           (93,998)            --

Net loss
                                            --              --              --              --              --            (89,618)
                                     -----------     -----------     -----------     -----------     -----------      -----------


Balances at December 31, 1997 ..         413,000             413       2,923,294           2,923       4,663,774       (2,085,122)

Issuance of common stock
 pursuant to employee benefit
 plan ..........................            --              --             1,348               2           8,135             --

Issuance of common stock for
 exercise of options by
 underwriter ...................            --              --            80,000              80         399,920             --

Issuance of common stock for
 exercise of options by
 area directors ................            --              --            40,926              41         218,894             --

Issuance of common stock for
 exercise of options pursuant
 to the employee benefit
 plan ..........................            --              --             4,383               4             371             --

Preferred stock dividends ......            --              --              --              --          (165,669)            --

Net income .....................            --              --              --              --              --            668,860
                                     -----------     -----------     -----------     -----------     -----------      -----------

Balances at September 30, 1998 .         413,000     $       413     $ 3,049,951     $     3,050     $ 5,125,395      $(1,416,262)
                                     ===========     ===========     ===========     ===========     ===========      ===========





                                    (Unaudited)
                                         7

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three and nine month periods ended September 30, 1998 and September 30, 1997, (b) the consolidated financial position at September 30, 1998, (c) the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and September 30, 1997, and (d) the consolidated changes in stockholders' equity for the nine month period ended September 30,1998 have been made.

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

3. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year of 1998.

4. The Company is obligated to pay an opening commission to the area director who sold the franchise at the time the franchise opens for business. These commissions are expensed at the time the related franchise opens for business and are not accrued as a liability of the Company until that time. At September 30, 1998, there were 324 franchises sold but not yet open with related opening commissions totaling $1,105,875 ($510,437 at December 31, 1997).

5. In the second Quarter of 1998 the Company has reclassified royalty fee revenue to a new statement of operations account called continuing fees. Continuing fees will be comprised of royalty fee revenue plus other fees generated from the licensing of the Quizno's trade mark to vendors and suppliers of the Quizno's franchise system. See Managements Discussion and Analysis of Financial Condition or Plan of Operation for details.


                                  (Unaudited)
                                        8

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION OR PLAN OF OPERATION

Overview

   The Company earned a profit in the third quarter of 1998 of $278,507, composed of income from franchise operations of $463,868, income from Company owned store operations of $203,556, and less other charges totaling $388,917.

   The Company's primary business is the franchising of Quizno's Restaurants. As a franchisor, revenue is principally derived from: (1) area fees, (2) initial franchise fees, and (3) continuing fees. Area fees occur when a country or exclusive area is sold, and are expected to decline as the number of remaining available markets declines. Initial franchise fees are one time fees paid upon the sale of a franchise and vary directly with the number of franchises the Company can sell and open. Continuing fees, on the other hand, increase as the number of franchised restaurants open increase. Each of these sources of revenue contribute to the profitability of the Company, but the relative contribution of each source will vary as the Company matures. Over time initial fees and continuing fees will generate proportionately more revenue than area fees.

   The following chart reflects the Company's revenue growth by source and number of restaurants for the third quarter and first three quarters of 1998 compared the third quarter and first three quarters of 1997:




                                  Three Months Ended              Nine Months Ended
                                     September 30,                  September 30,
                              -------------------------      -------------------------
                                 1998           1997            1998             1997
                              ----------    -----------      ----------      ----------

Continuing fees ........     $ 1,532,411     $   728,758     $ 4,107,191     $ 1,735,243
Initial franchise fees .         788,500         743,000       1,996,567       1,590,001
Area fees ..............         613,932         553,031       1,666,917       1,448,781
Other ..................          89,301         146,261         466,306         400,814
Interest                          68,845          23,187         142,375         107,433
                             -----------     -----------     -----------     -----------
Total franchise revenue        3,092,989       2,194,237       8,379,356       5,282,272
Sales by Company owned
 stores ................       1,778,625       1,185,744       4,992,932       2,685,219
Sales by Stores held for
 resale ................         435,778          29,680         851,162         140,966
                             -----------     -----------     -----------     -----------

  Total Revenue ........     $ 5,307,392     $ 3,409,661     $14,223,450     $ 8,108,457
                             ===========     ===========     ===========     ===========

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION OR PLAN OF OPERATION (continued)



                                   Three Months Ended                 Nine Months Ended
                                      September 30,                      September 30,
                               ---------------------------        --------------------------
                                  1998             1997              1998            1997
                               ----------       ----------        ----------      ----------
 Restaurants open,
  beginning (1) ......             391              203              327              156
 New restaurants
  opened .............              48               42              126               99
Restaurants acquired .               8             --                  8             --
Restaurants closed,
 Quizno's ............              (5)              (4)             (15)             (14)
Restaurants closed,
 Bains ...............              (4)            --                 (8)            --
                               ----------       ----------        ----------      ----------
Restaurants open,
 end .................             438              241              438              241
                               ==========       ==========        ==========      ==========

New franchises sold ..              75               58              306              136
Initial franchise fees
 collected ...........     $ 1,003,000      $ 1,027,762      $ 4,187,500      $ 2,323,000

Systemwide sales         $28.0 million    $15.6 million    $71.4 million    $37.0 million

Average unit volume for
 1997 (2)                           --               --               --         $316,259
Same store sales (2)            Up 8.8%          Up 3.5%         Up 11.3%          Up 2.3%


(1) Includes 52 Bain's Deli units open at the beginning of 1998, 8 of which have since closed. The Company acquired the Bain's Deli franchise system on November 12, 1997.

(2) Same store sales is based on 112 stores open since the beginning of 1997. Stores which transferred ownership during this period or are in substantial default of the franchise agreement are excluded. Because the Company is and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as units are included from more start up markets. Excludes non-traditional units located in convenience stores and gas stations, and includes only units open all of 1997.

     Results of Operations

     Comparison of the first three quarters of 1998 with the first three quarters of 1997 and the third quarter of 1998 with the third quarter of 1997

     Franchise revenue increased 41% in the third quarter of 1998 to $3,092,989 from $2,194,237 in the same quarter last year. For the first three quarters of 1998, franchise revenue increased by 59% to $8,379,356 from $5,282,272 last year. Total revenue increased 56% in the third quarter of 1998 to $5,307,392 from $3,409,661 in the same quarter last year, and 75% in the first three quarters of 1998 to $14,223,450 from $8,108,457.

     Continuing fees increased 110% in the third quarter of 1998 to $1,532,411 from $728,758 in the third quarter of 1997. For the first three quarters of 1998, continuing fees increased 137% compared to the first three quarters of 1997. Continuing fees are comprised of royalties and licensing fees.

     Royalty fees are a percentage of each franchisee's sales paid to the Company and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase. At September 30, 1998 there were 408 franchises, 24 Company owned stores and 6 stores held for resale open (including Bain's) as compared to 241 at September 30, 1997. The royalty was 5% for agreements entered into prior to February 11, 1995, 6% for agreements entered into from February 11, 1995 to March 31, 1998, and 7% for all franchise agreements entered into after March 31, 1998. The royalty for Quizno's Express units is 8%.

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION OR PLAN OF OPERATION (continued)

Royalty fees were $1,469,522 for the third quarter of 1998 compared to $728,758 for the same period last year, an increase of 102%. For the nine month period ended September 30, royalty fees increased 120% to $3,819,302 from $1,735,243 in 1997.

Included are 44 Bain's franchises acquired in November 1997, which pay royalties at various rates up to 5%, and account for $200,390 in royalty revenue for the first three quarters of 1998, approximately 8% of the increase. The Company records royalty revenue from Bain's franchisees when the funds are collected.

Licensing fees are fees generated through the licensing of the Quizno's trademark for use by others. Licensing fees are expected to continue and to increase as systemwide sales and the awareness and value of the Quizno's brand increases. Licensing fees were $287,889 in the first three quarters of 1998 and $0 in 1997. For the third quarter of 1998, licensing fees were $62,889.

Initial franchise fees increased 6% in the third quarter of 1998 to $788,500 from $743,000 in the same quarter last year. For the first three quarters of 1998, initial franchise fees increased 26% to $1,996,567 compared to $1,590,001 for the first three quarters of 1997. Initial franchise fees are one time fees paid by franchisees at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. In the first three quarters of 1998, the Company opened 122 franchises and 4 Company owned units as compared to 98 franchises and one Company owned unit opened in the same period last year.

Initial franchise fees collected by the Company are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at September 30, 1998 were $4,279,868 and represent 324 franchises sold but not yet in operation, compared to $2,269,756 at September 30, 1997 representing 170 franchises sold but not open. The Company sold 306 new franchises for $4,187,500 in the first three quarters of 1998, of which 145 were sold in the first quarter, 86 in the second quarter, and 75 in the third quarter. The record sales in the first quarter were due, in part, to a royalty increase from 6% to 7% effective for franchises purchased after March 31, 1998. Direct costs related to the franchise sale, primarily sales commissions paid to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid with respect to initial franchise fees deferred at September 30, 1998 were $1,049,388. Approximately 50% of all initial franchisee fees received by the Company are paid to area directors for sales and opening commissions. The Company has not sold or opened any Bain's franchises, nor does it expect to in the future.

Area fees increased 11% in the third quarter of 1998 to $613,932 from $553,031 in same quarter last year. For the first three quarters of 1998, area fees increased 15% compared to the first three quarters of 1997. Area fees are one time fees paid to the Company for the right to sell franchises in a designated, non-exclusive area, including international markets.

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION OR PLAN OF OPERATION (continued)

Domestic area fees were $588,932 in the third quarter of 1998 compared to $553,031 in the same quarter last year. For the nine months ended September 30, 1998 domestic area fees were $927,917 versus $1,448,781 in 1997. The fee for
U.S. areas was $.05 per person from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each area director is required to pay a training fee of $10,000. The population based portion of the fee is deemed fully earned by the Company when the area agreement is signed and is recognized as income in that period.

International master franchise fees were $225,000 in the third quarter of 1998 and$739,000 for the nine months ended September 30, 1998. There were no international master franchise fees in the first three quarters of 1997.

In the third quarter of 1998 the Company sold the master franchise rights for Japan for a total of $1,682,848. The Company recorded as revenue in the third quarter of 1998 $225,000, which represents the amount paid during the quarter. (The remainder of the fee will be recorded as revenue when the amounts are paid and any obligations of the Company related to such payments have been substantially performed.) The agreement calls for the Company to receive payments of $125,000 in the fourth quarter of 1998 and, subject to certain contingencies, $1,332,848 in 1999.

Although the Company plans to continue to enter into master franchise agreements internationally, it does not expect such transactions to be the magnitude of the Japanese transaction.

In the first quarter of 1998 the Company sold all of the area directorship rights for Canada to its Canadian master franchisee for $704,000. As part of the agreement, the Canadian master franchisee is allowed to retain 100% of the initial franchise fees from franchises sold in Canada in 1998 only.

In addition to the Japanese and Canadian master franchise, the Company sold 12 area directorships, including five existing area directors who purchased additional territory, in the first three quarters of 1998, compared to 19, including eight existing area directors who purchased additional territory, sold in the first three quarters of 1997. At September 30, 1998, the Company had a total of 80 area directors who owned areas encompassing approximately 74% of the population of the United States.

The Company offers United States area director applicants financing for up to 50% of the area director marketing fee. The Canadian master franchisee used the financing for the purchase of the Canadian area directorships in the amount of $528,000. This was a negotiated transaction in which the promissory note will be repaid over two years. Of the additional area directorships sold in the first three quarters of 1998, area directors financed a total of $437,009. In the first three quarters of 1997, a total of $553,824 was financed.

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION OR PLAN OF OPERATION (continued)

The area agreements set increasing minimum performance levels that require the area director to sell and open a specified number of franchised restaurants in each year during the term of the area agreement. The Company's experience with the area director program to date indicates that while some area directors will exceed their development schedules, others will fail to meet their schedules. In its planning, the Company has allowed for a certain percentage of area directors who will not meet their development schedule. Delays in the sale and opening of restaurants can occur for many reasons. The most common are delays in the selection or acquisition of an appropriate location for the restaurant, delays in negotiating the terms of the lease and delays in franchisee financing. The Company may terminate an area agreement if the area director fails to meet the development schedule, and the Company would then have the right to resell the territory to a new area director.

Thereare no area directors in the Bain's system and the Company does not intend to sell any Bain's area directorships in the future.

Other revenue decreased by 39% in the third quarter of 1998 to $89,301 from $146,261 in the third quarter of 1997. For the first three quarters of 1998, other revenue increased 16% compared to the first three quarters of 1997. Other revenue is primarily bookkeeping fees charged franchisees for whom the Company provided bookkeeping services and amounts paid by equipment suppliers for design and construction. Since 1995, the Company's franchise agreement requires all new franchisees to utilize the Company's bookkeeping services, or a firm designated by the Company to provide bookkeeping services, for their first 12 months of operations. Bookkeeping fees were $172,120 in the first three quarters of 1998 compared to $212,914 in the first three quarters of 1997. The Company out-sourced the bookkeeping to an unaffiliated party beginning in the second quarter of 1998, after which it will earn only a small administrative fee relative to the bookkeeping function. This party will perform all of the functions and incur all of the costs previously paid by the Company to perform the bookeeping functions.

Sales and royalty commissions expense increased to $1,191,535 in the third quarter of 1998 from $711,393 in the same quarter last year. For the first three quarters of 1998, sales and royalty commissions expense increased 80% compared to the first three quarters of 1998. Sales and royalty commissions are amounts paid to the area directors of the Company. As a percent of royalty fees and initial franchisee fees, sales and royalty commissions were 49% for the first three quarters of 1998 compared to 48% for the first three quarters of 1997.

The Company's U.S. area directors receive commissions equal to 50% of the initial franchise fees and 40% of royalties received by the Company from franchises sold, opened, and operating in the area director's territory. (In exchange for these payments and retentions, the area director is required to market and sell franchises, provide location selection assistance, provide opening assistance to new owners, and perform monthly quality control reviews at each franchise open in the area director's or master franchisee's territory.)

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION OR PLAN OF OPERATION (continued)

The Company's foreign master franchisees retain 70% of both all initial fees and royalties paid by from franchises sold, open and operating in the master franchisee's territory, except Canadian master franchisee who will retain 100% of initial franchise fees in 1998 only, as discussed above. Under the master franchise agreement, the Company has no obligation to provide services that will result in any incremental cost to the Company, other than an initial training trip to the country by an employee of the Company.

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

General and administrative expenses increased 14% to $1,388,486 in the third quarter of 1998 from $1,216,974 in the same quarter last year. For the first three quarters of 1998, general and administrative expenses increased 30% compared to the first three quarters of 1997. As a percent of franchise revenue, general and administrative expenses have fallen from 80% in 1995, 74% in 1996, 58% in 1997, to 50% for the first three quarters of 1998. General administrative expenses include all operating costs of the Company. The increase is primarily due to the addition of employees to service the growing network of Quizno's franchisees and area directors.

The Company believes its general and administrative expenses are adequate and are not excessive in relation to the size and growth of the Company.

Company stores earned $203,556 on sales of $1,778,625 in the third quarter of 1998 compared to $118,347 on sales of $1,185,744 in the same quarter last year. For the first three quarters of 1998, Company stores earned $477,326 on revenue of $4,992,932, compared to $189,592 on revenue of $2,685,219 in the first three quarters of 1997. During the first three quarters of 1998 the Company operated stores for a total of 155 store operating months, compared to 84 store operating months in the first three quarters of 1997. Sales per store month increased 1% in the first three quarters of 1998 to $32,212 from $31,967. At September 30, 1998 the Company had 24 (13 at June 30, 1997) operating Company stores including one Bain's Deli and seven Subs and Stuff units. The Company acquired 8 Subs and Stuff units in Wichita, KS in August of 1998. One unit was converted to a Quizno's in September 1998 and the remaining seven are planned to be converted to Quizno's in the fourth quarter of 1998.

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION OR PLAN OF OPERATION (continued)

Stores held for resale lost $207,860 on sales of $851,162 for the first three quarters of 1998, compared to losses of $55,299 on sales of $140,966, for the first three quarters of 1997. For the third quarter stores held for resale lost $112,585 on sales of $435,778, compared to a loss of $15,804 on sales of $29,680 in the same quarter last year. In the third quarter of 1998 the Company operated six stores held for resale, all of which were offered for sale by the Company at the beginning of the second quarter of 1998, at which time they were reclassified to stores held for resale from Company stores.

Depreciation and amortization was $132,673 in the third quarter of 1998 and $98,328 in the same quarter last year. For the first three quarters of 1998 depreciation and amortization was $422,441 compared to $264,119 for the first three quarters of 1997. The increase is primarily due to the acquisition and development of eight new Company stores in 1998, five new company stores in the first three quarters of 1998, and the acquisition of the Bain's chain in 1997.

Interest expense was $78,643 in the third quarter of 1998 and $73,589 in the same quarter last year. For the first three quarters of 1998, interest was $259,723 compared to $218,963 for the same period last year. The increase is primarily attributable to the interest on debt related to financing new company owned stores and stores held for resale.

         Liquidity and Capital Resources

Net cash provided by operating activities was $1,397,965 in the first three quarters of 1998 compared to cash provided by operating activities of $163,627 in the first three quarters of 1997. The primary reasons for the improvement are net cash from franchise sales and the net income improvement.

Net cash used in investing activities was $1,921,232 in the first three quarters of 1998 compared to cash used by investing activities of $697,216 in the first three quarters of 1997. Cash used in investing activities in the first half of 1998 was primarily related to the acquisition and development of Company owned stores and the investment of excess cash in short term investments.


Net cash provided by financing activities was $1,020,089 in the first three quarters of 1998 compared to cash used by financing activities of $374,784 in the first three quarters of 1997. The amount provided in 1998 was primarily from the sale of stock and the proceeds of long term borrowing.

At September 30, 1998 the Company had $995,447 invested in six stores held for resale. One such restaurant was sold for $213,000 in the fourth quarter of 1998, of which the Company financed $193,000 of the price over ten years. The other five restaurants are expected to be sold in 1999.

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION OR PLAN OF OPERATION (continued)

In the first quarter of 1998 the Company began a program under which its area directors have a right to elect to have franchisee leases in the area director's territory signed by The Quizno's Realty Company ("TQRC"), a wholly owned subsidiary of the Company. As a condition of the lease, the landlord agrees not to look beyond TQRC for payments. These locations are then subleased by TQRC to the franchisee whose personal liability is limited to one year. The franchisee will pay TQRC an indemnification fee of $38 per week, pay a one time lease processing fee to TQRC of $2,200, and pay a security deposit to TQRC equal to two months rent. Effective March 1, 1998, the Company transferred cash and other assets having a book value of approximately $500,000 to TQRC in exchange for stock and a promissory note. Through September 30, 1998 seven such leases have been executed.

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

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION OR PLAN OF OPERATION (continued)

Forward-Looking Statements

Certain of the information discussed in this Form 10-QSB, and in particular in the section entitled "Management's Discussion and Analysis of Financial Condition or Plan of Operation," are forward-looking statements that involve risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, without limitation, the effect of national and regional economic and market conditions in the United States and in other countries in which franchises are sold, costs of labor and employee benefits, costs of marketing, costs of food and non-food items used in the operation of the Restaurants, intensity of competition of location and franchisees, as well as customers, perception of food safety, legal claims, and the availability of financing for the Company and its franchisees. Many of these risks are beyond the control of the Company. In addition, specific reference is made to the "Risk Factors" contained in the Company's Prospectus, dated January 9, 1998, related to the Registration Statement on Form S-3 filed by the Company (Registration No. 333-38691) and to the Company's annual report filed on Form 10-KSB for year ended December 31, 1997.

As described earlier, the Company's principal sources of income are royalty fees, initial franchise fees, and area fees. These sources are subject to a variety of factors that could adversely impact the profitability of the Company in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor to the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the above identified sources of income. Because the Company's franchises are still concentrated in a few regions of the U.S., regional economic factors could adversely affect the Company's profitability. Weather, particularly sever winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans and people in other countries in which franchises are sold will also impact the Company's profitability. As eating habits change and types of cuisine move in and out of fashion, the Company's challenge will be to formulate a menu with the Company's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                         Commission File Number: 000-23174
                         Quarter Ended September 30, 1998
                                    Form 10-QSB

                             PART II OTHER INFORMATION


Item 1. Legal Proceedings
        S2D Subs, LLC v. The Quizno's Corporation, Case No. 54 114 00027 97; American Arbitration Association (Southfield, Michigan).On September 23, 1998, the arbitrator found in favor of the Company and against the franchisee/claimants on all claimants' demands.

        The Quizno's Corporation v. Robert W. Mitelhaus, No. 77 114 00187 98; American Arbitration Association (Denver, Colorado). On August 1, 1998, the Company terminated the area director agreement with Robert
        W. Mitelhaus, a California area director. On the same day,  the  Company instituted an arbitration action against Mitelhaus in Denver, Colorado, alleging that Mitelhaus had breached various provisions of the area director agreement. On September 1, 1998, Miltelhaus denied that he breached the area director agreeement. Mitelhaus alleged fraudulent termination of the area director agreement. In addition, Mitelhaus alleged that the Company failed to refund or pay certain amounts he claims are due to him, and that the Company violated various state and federal franchise and securities laws by misstating revenues in publicly filed documents. Mitelhaus seeks unspecified damages in excess of $350,000. The Company denied each of Mitelhaus' claims and defenses. The action is currently pending.


Item 2. Changes   in  Securities  and  Use of  Proceeds  Sales  of  Unregistered
        Securities



Securities                            Amount of
   Sold         Date     Shares    Consideration     Purchasers      Exemption
------------   ------    -------   -------------   --------------   ------------
Common Stock   7/21/98     372       $ 4,273       Quizno's 401(k)  Section 4(2)
                                                    Plan

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - None
        (b) Reports on Form 8-K: Form 8-K of the Company, dated July 24, 1998, reporting in Item 5 preliminary 2nd Quarter 1998 operating results Form 8-K of the Company, dated August 18, 1998, reporting in Item 5 the acceptance of a bid to acquire certain assets of the Subs and Stuff chain. Form 8-K of the Company, dated September 1, 1998, reporting in Item 2 the acquisition of certain assets of the Subs and Stuff chain. Form 8-K of the Company, dated September 3, 1998, reporting in Item 5 the hiring of a chief operating officer. Form 8-K of the Company, dated October 1, 1998, reporting in Item 5 the sale of master franchise rights to Japan.

                     THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                         Commission File Number: 000-23174
                         Quarter Ended September 30, 1998
                                    Form 10-QSB

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

Denver, Colorado
November 5, 1998