Form 10KSB
period 1998-12-31
QUIZNOS CORP
filed 1999-03-31
CIK 915803

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-KSB

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Fiscal Year Ended December 31, 1998

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
    ----------

Commission File Number 000-23174

                       THE QUIZNO'S CORPORATION
   (Exact name of small business issuer as specified in its charter)

              Colorado                             84-1169286
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

    1099 18th Street, Suite 2850
          Denver, Colorado                           80202
   -------------------------------              ------------------
   (Address of Principal Executive                 (Zip Code)
              Offices)

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

State registrant's revenue for its most recent fiscal year: $20,736,754

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 16, 1999 was approximately $10,199,609 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 3,057,068 shares of registrant's common stock outstanding as of March 16, 1999.

Documents incorporated by reference: None

Transitional  Small  Business  Disclosure  Format (Check one):  Yes [ ]
No [X]

                           TABLE OF CONTENTS


PART I                                                     PAGE NO.

ITEM 1.    DESCRIPTION OF BUSINESS.................................1

ITEM 2.    DESCRIPTION OF PROPERTY.................................11

ITEM 3.    LEGAL PROCEEDINGS.......................................12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS........................................13

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS....................................14

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION...................................15

ITEM 7.    FINANCIAL STATEMENTS....................................25

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE..............................................26

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH
           SECTION 16(A) OF THE EXCHANGE ACT.......................26

ITEM 10.   EXECUTIVE COMPENSATION..................................30

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT...................................35

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS............................................37

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K........................39

                                PART I

ITEM 1.    DESCRIPTION OF BUSINESS

The Restaurants

The Company is engaged in franchising and, to a lesser extent, operating quick service restaurants ("QSR") (the "Restaurants") using the registered service mark "Quizno's" and the name "Quizno's Subs." The Restaurants offer a menu of submarine style sandwiches, salads, soups, desserts and beverages, including "Classic Lite" selections of submarine sandwiches and salads designed for consumers who are looking for a low-fat, healthy alternative to typical fast food products.

The Company believes that the submarine sandwiches offered in the Restaurants are distinctive in the market for several reasons. Each sandwich is prepared after the customer orders and with special ingredients, recipes and techniques. These ingredients, recipes and techniques are controlled to provide uniformity of taste and quality among all of the Restaurants.

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

The Restaurants' upscale decor is designed to convey an Italian deli ambiance and to match the upscale QSR market niche represented by the product. Open kitchens allow customers to watch as their sandwiches are prepared. The decor package for the Restaurants includes framed reproductions of old Italian food product labels, and hand-painted Italian style posters. The Italian theme is prevalent throughout a Quizno's Restaurant.

Besides a pleasant upscale environment for in-house dining, the Restaurants offer conveniently packaged meals for carry out to serve lunch time office workers and the home meal replacement segment of the market.

The Restaurants are also located in mall food courts and are designed to operate in smaller spaces while retaining the same ambiance and decor as a traditional Quizno's Restaurant. "Quizno's Express" Restaurants are typically smaller units established at such non-traditional locations as convenience and gasoline stations, sports facilities, hospitals, and college campuses. Quizno's Express Restaurants offer a full menu with an extensive variety of Quizno's sandwiches. Soups, salads and desserts are also available at Quizno's Express Restaurants. Quizno's Express Restaurants will typically share common area seating or may have very limited seating at venues designed primarily for take out.

Quizno's Restaurants were first opened in 1981 by the Company's predecessor. As of March 24, 1999, there were 499 Restaurants in operation, including 15 Bain's Deli restaurants (not including those sold to Bain's Deli Corporation), and agreements were in place for the opening of an additional 481 franchised Restaurants. 38 of the Restaurants in operation were in Canada and 1 was in Japan.

In November 1997, the Company acquired the franchisor of the Bain's Deli restaurant system. Since that acquisition, the Company has included Bain's Deli restaurants within the definition of Restaurants for reporting purposes. In March 1999, the Company sold the Bain's Deli franchising rights and the rights and obligations under the existing Bain's Deli franchise agreements (other than 15 agreements retained by the Company) to Bain's Deli Corporation.

The Company from time to time may make proposals and engage in negotiations regarding acquisitions of material restaurant assets or other companies in the restaurant industry, if management and the Board of Directors believe that such a proposed transaction would be in the best interest of the Company. The Company's policy is not to publicly announce such proposals until the likelihood that the proposed transaction will be completed becomes probable.

Going Private Proposal

On December 29, 1998, the Company received a proposal from Richard E. Schaden, the President, CEO and a Director of the Company, and Richard F. Schaden, the Secretary and a Director of the Company (the "Schadens"), who own a majority of the outstanding shares of Common Stock of the Company, to merge the Company with a new company to be owned by them, pursuant to which the shareholders of the Company, other than themselves, would receive cash for their shares of the Company's Common Stock. At a special meeting of the Board of Directors on that date, the Board received the proposal and appointed a Special Committee of independent Directors to consider the proposal. The proposal offered to pay each shareholder, other than the Schadens, between $ 7.84 and $8.20 per share in the merger. The proposal is subject to, among other things, the following conditions: (i) the execution and delivery of a definitive acquisition agreement and satisfaction of all conditions set forth therein, (ii) receipt of a fairness opinion or an appraisal of the fair value of the shares, by the Special Committee that indicates that the price payable to the stockholders is fair value to the stockholders of the Company, (iii) receipt of satisfactory financing for the transaction, (iv) approval of the proposed transaction by the Special Committee of the Board, the Board of Directors and the Company's shareholders, and (v) applicable regulatory approval. None of the above conditions have been satisfied at the time of the filing of this Report. The Company cannot predict whether any of these conditions will be satisfied or whether the proposed transaction will ever be completed.

Concept and Strategy

The Company's marketing strategy is to position the Restaurants between fast food and full-service dining. The Company believes that consumers are looking for a healthy and tasty alternative to typical fast foods; in particular, they are looking for an alternative to fast food hamburgers and fried foods. At the same time, the Company believes many busy families are looking for a more convenient and reasonably priced alternative to full-service dining. Quizno's offers all the convenience of typical fast food in terms of quick ticket times, affordability, and carry out and home meal replacement options, but with a fresh, tasty alternative to fast food products. In terms of full-service dining benefits, Quizno's offers more comfortable dining rooms than most fast food restaurant concepts as well as other dining options -- such as catering and delivery -- generally not available in the fast food arena. Due to the Company's quick service product, the Company believes it is well positioned to fill a growing niche in the restaurant business that has developed between fast food and full-service dining. The Quizno's concept also accommodates a variety of dining options from comfortable in-house dining to lunchtime carry-out to home meal replacement.

The Company's goal is to build a strong and consistently profitable nationwide chain of Restaurants. The Company became the third largest submarine sandwich restaurant chain in the United States in 1997. Since 1993, the primary vehicle for achieving the Company's planned growth has been its Area Director marketing program. Under this program, the Company grants to a qualified person (an "Area Director") the right to sell Quizno's franchises on behalf of the Company in a specified market area. The Area Director is required to sell and open a specified number of franchised Restaurants annually throughout the life of the Area Director marketing agreement.

The Company's revenues are primarily derived from a royalty on all sales at franchised Restaurants, initial franchise fees from each franchise sold, and fees collected from Area Directors for the grant of territorial Restaurant marketing rights, as well as revenue generated from Company-owned Restaurants. Franchisees and Area Directors pay fees to the Company only once in connection with execution of Franchise Agreements and Area Director Marketing Agreements, respectively. Royalties provide a long-term continuing source of revenue. Franchise fees and royalties are expected to increase as the number of franchised Restaurants in operation increases. The Company may also repurchase certain territories in the future. The royalty rate is currently 7% for traditional Restaurants, and the royalty rate is 8% for Quizno's Express
Restaurants; however, a small number of franchisees operate under older agreements that set lower royalty rates of 4% to 6%.

Area Director Marketing Agreements

The Company offers to Area Directors a Territory ("Territory") within which to sell franchised Restaurants pursuant to an Area Director Marketing Agreement. The Area Director marketing program was established by the Company in January 1993 and restructured in December 1994. This program is designed to assist the Company in accelerating the marketing and sale of franchises and the selection of Restaurant locations in each Territory. Territories are generally based on areas of dominant influence of local television broadcast stations as defined by the television broadcast industry. The Company's growth strategy clusters Restaurants in particular television markets in order to facilitate implementation of its advertising program.

Each Area Director pays the Company a fee based on the total of the population in the Territory. At present, the fee is $.07 per person located within the Territory, plus a training fee of $10,000. The population-based portion of this fee is deemed fully earned by the Company when paid and is not refundable.

Area Directors are required to market franchises for Restaurants to be located within the Territory. The Area Director agrees to open, through the sale of franchises, a specified number of franchised Restaurants within the Territory during the term of the Area Director Marketing Agreement. The sales and opening schedules are lower in the first years of the development period. The Area Director Marketing Agreement does not grant the Area Director the exclusive right to market franchises or solicit franchisees in the Territory, but it does grant the Area Director the right to receive certain fees and royalties, described in more detail below, from all franchised Restaurants and Company owned Restaurants established in the Territory during the term of the Area Director Marketing Agreement. The Company reserves the right under the Area
Director Marketing Agreement to market and sell franchises and to establish Company-owned Restaurants in a Territory.

The Company, as of March 24, 1999, has 81 area directorships owned by 68 Area Directors whose Territories cover approximately 75% of the population of the United States. The Company has also sold the rights to open Quizno's Restaurants in Canada, Japan, United Kingdom and Australia.

The Area Director Marketing Agreements set increasing "Minimum Performance Levels" that require the Area Director to sell and open a specified number of franchised Restaurants in each year during the term of the Area Director Marketing Agreement. The Company's experience with the Area Director program to date indicates that while some Area Directors will exceed their development schedules, others will fail to meet their schedules. In its planning, the Company has allowed for a certain percentage of Area Directors who will not meet their development schedules. Delays in the sale and opening of Restaurants can occur for many reasons. The most common are delays in the selection or acquisition of an appropriate location for the Restaurant, delays in negotiating the terms of the lease and delays in the franchisee financing. The Company may terminate an Area Director Marketing Agreement if the Area Director fails to meet the development schedule, and the Company would then have the right to resell the Territory to a new Area Director.

Most Area Directors are required to maintain an office within the Territory. In addition, through a required monthly minimum marketing expenditure, the Area Director is required to actively promote the sale of Company franchises within the Territory. The Area Director is required to visit with prospective franchisees and refer appropriate locations for franchised Restaurants within the Territory to the Company for consideration. The Area Director is also required to perform monthly quality assurance inspections of the Restaurants in its area and assist franchisees within its area in opening. The Company's franchise sales materials are made available to the Area Director.

Each Area Director is paid a commission of 40% of the royalty fees collected by the Company from each franchised Restaurant or of royalties that would otherwise be payable by Company owned Restaurants in the Territory opened and operated during the term of the Area Director Marketing Agreement, so long as the Area Director performs the services described above. In certain circumstances, Area Directors are entitled to an ongoing commission of 1% on gross sales of Restaurants open and operating in the Territory on the date the Area Director Marketing Agreement is terminated through either the initial term of the underlying franchise agreement or five years (15 years for Area Director marketing Agreements executed before January 1998), whichever is less. This approach rewards the Area Director for selecting higher quality franchisees and higher quality locations while discouraging the Area Director from selecting locations that are too close together. In addition to the foregoing, the Area Director is entitled to receive a commission of 50% of the initial fee paid to the Company for each franchise sold and open within the Territory during the term of the Area Director Marketing Agreement.

The Company has a program under which it will finance up to 50% of the Area Director Marketing Fees for certain approved Area Director candidates who have the experience and skill requirement sought by the Company for its Area Directors, but do not have sufficient cash to pay the fee in full. The Area Director is required to personally sign a promissory note due the Company for the amount financed, which will bear interest at between 6% and 15% per year and be repaid in monthly installments over five years. The promissory note is secured by the Area Director Marketing Agreement and by other collateral unrelated to the business, typically a second mortgage in the Area Director's home.

Franchise Program

The Company authorizes individuals and companies ("Franchisees" or "Owners") to establish and operate Restaurants at an approved location pursuant to the terms of a Franchise Agreement. Under the Franchise Agreement, the Company undertakes to perform or have performed certain services with respect to the opening and operation of a Restaurant. In connection with the opening of a Restaurant, those services include (i) review and approval of the proposed Restaurant location,
(ii) review and approval of construction plans for the Restaurant, (iii) identification of sources of supply for items which are ordinarily necessary to operate a Restaurant, (iv) an operations manual providing detailed instructions with respect to operation of the Restaurant, (v) training with respect to the Company's method of operations, including operating procedures, food preparation techniques, controls, promotion programs, management and public relations, and
(vi) pre-opening assistance. After opening of the Restaurant, the Company provides continuing advice and consultation with respect to operation of the Restaurant. From time to time, the Company takes over the operation of a Restaurant from an unsuccessful Franchisee and operates the Restaurant until a new Franchisee is found. The Company's investment in such operations may be recovered at the time the Restaurant is transferred to the new Franchisee.

The current franchise fee for the Owner's first traditional Restaurant is $20,000, $15,000 for the second, and $10,000 for the third and any additional franchise agreement. The Company offers the franchise for a Quizno's Express Restaurant at a reduced franchise fee of $10,000 for the first agreement. The Owner also pays the Company a continuing royalty fee of 7% of the Owner's gross sales (8% for Quizno's Express franchises). Old forms of the Franchise Agreement require royalty fee payments at rates between 4% and 6%. "Gross sales" is defined as all sales whether on credit or for cash, and all revenues from any source caused by the operation of the Restaurant, whether directly or indirectly relating to the operation thereof. Sales tax and any other state or federal tax is excepted. The Owner also pays an advertising fee to the Company in an amount equal to 1% to 4% of the Franchisee's gross sales, which fees are used by the Company for advertising, marketing, and public relations programs and materials to enhance and build the image and goodwill of the Quizno's system. There are certain other fees that must be paid by the Franchisee to the Company in order to reimburse the Company for costs incurred in connection with the establishment of a Restaurant. The total average cost to a Franchisee for opening a Restaurant ranges between $37,600 and $196,150, including funds to cover the initial franchise fee, with most of the variation attributable to differences in the costs of leasehold improvements for the Restaurant, size of the Restaurant, and whether the Restaurant is a traditional or Express Restaurant.

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

The Company charges certain fees to the primary vendors who supply products to its Company Restaurants and its franchisees. The fees are for the use of the Company's name, trademarks, and proprietary information such as recipes, and help offset the Company's costs related to research, development, and negotiating and managing purchase arrangements on behalf of Company owned and franchised Restaurants. In 1998, the Company received licensing fees of approximately $1,840,562, of which $1,057,467 was deposited into the National Advertising Fund. The Company also receives fees from equipment suppliers to fund an in-house construction department primarily responsible for overseeing all aspects of design and construction of Franchisees' Restaurants and facilitating openings in as short a period and as cost-effectively as possible.

The Company retains the right to approve the terms of the Owner's lease. A law firm selected by the Company must negotiate the lease as part of the approval process. The cost for negotiation of the lease by the lawyer selected by the Company are paid by the Owner. The Company also reserves the right to enter into a lease directly with each landlord and then to sublease to the Franchisee.

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

In order to provide for proper financial tracking and planning for Owners, the Company began providing a restaurant bookkeeping service to its Restaurant Owners in 1994. In mid-1998, the Company out sourced the bookkeeping function. This service is intended to assure the Owners have accurate financial records as well as to allow the Company to keep accurate systemwide statistics. Franchise agreements executed after February 10, 1995, require Owners to use the Company's designated bookkeeping service for the first year of operations for the Owner's first Restaurant for a fee of $85 per week.

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

Franchise Marketing Programs

In order to facilitate the marketing of franchised Restaurants, the Company devotes resources for national print media, sales staff, marketing materials, and trade shows. In addition, the Company has specific programs to market its franchises, including the following:

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

National Advertising. The Company continues to advertise nationally for new Franchisees on a regular and consistent basis in national, regional and local publications.

Company Owned Restaurants

The Company currently owns and operates 24 Quizno's Restaurants, 16 of which are located in Colorado and 8 of which are located in Kansas. In 1998, Company-owned Restaurants generated $560,880 in earnings. The Company also currently owns and operates 4 Quizno's Restaurants held for resale which incurred losses totaling $260,053 in 1998.

While the Company expects to add new Company owned Restaurants from time to time, the Company expects most of its growth in the foreseeable future to result from the development of franchised Restaurants.

In addition, the Company, from time to time, acquires or assumes the operation of franchised Restaurants where the Franchisee has been unable to operate successfully for reasons unrelated to the location or the market. In such cases, the Company will typically operate the Restaurant, make any required improvements and repairs, re-staff, begin local store marketing, and ultimately transfer the Restaurant to a new qualified Owner. Occasionally the Company may incur short term losses in such cases. However, the royalty stream provided over the long term by the new Owner will normally offset or exceed any such losses.

Advertising

Quizno's advertising staff develops advertising campaigns for use at all levels to support consumer sales in all of its locations. A marketing fee currently equal to 1% of gross sales is paid to the Company by Owners, which is deposited into a "national" advertising fund to be used to develop advertising to attract customers to the Restaurants and to create awareness of the Quizno's brand image. Campaigns developed using the "national" fund are created with television, radio and print elements, which are available to each local Quizno's market. Coverage has historically been local or regional, but in 1998, the Company launched its first national cable television campaign, and plans to continue and increase national coverage in 1999.

Each Restaurant is required to spend another 3% to 4% of sales for local advertising or promotions. Funds may be used to purchase media schedules for Company produced TV, radio, print ads, or any other approved media. A number of markets with a concentration of Restaurants have formed separate advertising cooperatives which coincide with the area of dominant influence of local television broadcast stations. These cooperatives pool their advertising fees to jointly purchase media.

New Programs

The Company has, and will continue to develop new programs that will augment its
Restaurant   operations   and   facilitate   the  marketing  of  new  franchised
Restaurants.

Decentralized Franchise Support. In 1998, the Company instituted a "High Performance Team" program, in which regional teams of corporate personnel support Area Directors in selling franchises, opening stores, and supporting Franchisees. The teams include corporate employees who specialize in sales, real estate, design and construction, and Restaurant operations. There are currently three teams, and the Company believes that this program will accelerate openings and help provide increased operational consistency throughout the chain.

Foreign Operations

In 1997, the first non-U.S. Quizno's Restaurant was opened in Vancouver, British Columbia. Since then, the Company has sold the rights to operate Restaurants in all of Canada to a group of Canadian entrepreneurs and the rights to operate Restaurants in all of Japan to a group of Japanese entrepreneurs. The Company recently sold the rights to operate Restaurants in the United Kingdom to the group of Canadian entrepeneurs, and the rights to operate Restaurants in Australia to an Australian group. The Company continues to discuss further sales of rights in other countries. While international operations involve risks that do not exist in domestic operations, such as adverse fluctuation in foreign exchange rates, monetary exchange controls, foreign government regulation of business relationships, and uncertainty of intellectual property protection, the Company believes that the rewards of expanding the market for the Company's services to selected foreign countries outweighs such risks.

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

The Company competes in the sandwich segment of the fast food industry, an industry long dominated by hamburger chains. Subway(R), the nation's largest submarine sandwich restaurant chain, has grown significantly in recent years and had over 12,000 units opened at December 31, 1998. The expansion of Subway has drawn attention to submarine sandwiches, during a time of growing concern relating to beef and fried foods. The Company believes that the submarine sandwich segment is underdeveloped, and that demand for submarine style sandwiches will continue to grow. Blimpie(R), the second largest submarine sandwich chain, had 2,060 (domestic and international) units open as of December 31, 1998. Most of the other submarine sandwich chains currently are primarily local or regional. As of December 31, 1998, the Company had 494 franchised Restaurants operating (including 45 Bain's Deli units), making the Company the third largest submarine sandwich chain in the United States.

The Company's major competitors, including Blimpie, have followed Subway closely in the style and quality of the product, creating very little, if any differentiation in the market. Subway offers a low-cost product in a fast food style restaurant with limited seating. The Company has positioned the Restaurants between the traditional fast food restaurant style of its submarine sandwich competitors and full-service dining, and has focused on higher quality food products, to distinguish the Restaurants from their competitors.

Franchise Competition. In addition to its Restaurant operations, the Company competes with fast food chains, major restaurant chains and other franchisors for Franchisees. Many franchisors, including those in the restaurant industry, have greater market recognition and greater financial, marketing and human resources than the Company. The Company believes that it can compete successfully for Franchisees for several reasons. The total cost of opening a Quizno's Restaurant tends to be lower than that of hamburger fast food and full-service dining restaurants. The ratio of sales revenue per restaurant to restaurant opening costs is also better for Quizno's Restaurants than for most of its competitors. Finally, the ambiance of Restaurants offers a Franchisee a unique pride in ownership.

Government Regulations

The Company is subject to Federal Trade Commission ("FTC") regulation and several state laws which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule.

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

Trademarks

The Company presently owns the following trademarks or service marks (the "Marks"), each of which is registered on the Principal Register of the United States Patent and Trademark Officer:


                Mark                   Registration    Registration Date
                                          Number

      "QUIZNO'S" service mark            1,317,420     January 29, 1985

      "QUIZNO'S" service mark            1,317,421     January 29, 1985

  "QUIZNO'S & Design" service mark       1,716,834       September 15,
                                                             1992

  "QUIZNO'S EXPRESS CLASSIC SUBS"        2,086,598       September 19,
            service mark                                     1996

  "CHEEZE LOUISE & Design" service       2,125,221     December 30, 1997
                mark

The Quizno's Acquisition Company, a subsidiary of the Company, grants current Bain's Deli franchisees the non-exclusive right to use the following trademarks for the operation of their Bain's Deli Restaurants: "BAIN'S CAFETERIA" trademark, Registration Number 959,079 (May 15, 1973); and "BAIN'S" trademark, Registration Number
1,640,049 (April 2, 1991).

The Company also filed an application for registration of a new "QUIZNO'S SUBS OVEN BAKED CLASSICS and Design" service mark on March 9, 1998, and that application is pending. In addition, the Company has filed applications to register its trademarks in the European Union, Australia, Canada, and Japan.

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

Research and Development

The Company conducts ongoing development of new menu items and tests such products, as well as new Company-developed food marketing aids, in selected Quizno's outlets. Although such research and development activities are important to the Company's business, its expenditures for these activities have not historically been material.

Employees

As of December 31, 1998, the Company employed 61 full-time employees. In addition, the Company employed 71 full-time and 138 part-time employees in its Company-owned Restaurants. The Company's employees are not covered by any collective bargaining agreement and management believes its employee relations are excellent.


ITEM 2.    DESCRIPTION OF PROPERTY

The Company leases its headquarters office space of 7,462 square feet at 1099 18th Street, Suite 2850, Denver, Colorado. The Company recently executed a new lease for its headquarters at 1415 Larimer Street, Denver, Colorado, which contains 13,368 square feet. The Company expects to move to its new headquarters on or about June 1, 1999. The Company leased the premises for each of the 29 Company-owned and operated Restaurants at December 31, 1998, as follows:

1.    12201 E. Arapahoe Rd., #B7   Englewood, CO 80112     2,486 sq. feet
2.    6525 Gunpark Dr.             Boulder, CO 80301       1,976 sq. feet
3.    191 Blue River Parkway       Silverthorne, CO 80498  931 sq. feet
4.    8081 E. Orchard Rd., #67     Greenwood  Village,  CO
                                    80111                  3,166 sq. feet
5.    2875 Pearl St., Unit A       Boulder, CO 80301       2,450 sq. feet
6.    9425 S. University Blvd.     Highlands Ranch, CO     1,919 sq. feet
                                    80126
7.    1275 Grant Street            Denver, CO 80203        1,400 sq. feet
8.    1250 S. Hover Rd., Bldg. 8A  Longmont, CO 80501      2,350 sq. feet
9.    1660 Lincoln St., # 105      Denver, CO 80264        1,660 sq. feet
10.   10450 West Colfax            Lakewood, CO  80215     1,992 sq. feet
11.   4495 North Washington        Denver, CO  80216       1,903 sq. feet
12.   11211 120th Ave., # 73A      Kenosha, WI 53142       1,214 sq. feet
13.   14413 W. Colfax              Lakewood, CO 80401      1,300 sq. feet
14.   999 18th Street,  # 136      Denver, CO 80202        1,360 sq. feet
15.   3507 Manchester Expr., #F10  Columbus, GA 31909      613 sq. feet
16.   2236 Cove Blvd., #FC2236     Panama City, FL 32405   687 sq. feet
17.   250 Granite Street           Braintree, MA 02184     775 sq. feet
18.   999 S. Washington St.(Bains) N. Attleborough, MA
                                    02760                  464 sq. feet
19.   270 W. 14th St.              Denver, CO 80204        1,700 sq. feet
20.   4403 S. Tamarac Pkwy.        Denver, CO 80237        2,420 sq. feet
21.   818 17th Street              Denver, CO 80202        1,800 sq. feet
22.   2401 W. Central              El Dorado, KS 67042     1,800 sq. feet
23.   738 N. Waco                  Wichita, KS 67203       1,151 sq. feet
24.   4100 E. Harry, #55           Wichita, KS 67218       1,850 sq. feet
25.   3300 N. Rock Rd.             Wichita, KS 67226       1,840 sq. feet
26.   2792 S. Seneca               Wichita, KS 67217       1,700 sq. feet
27.   2407 W. 21st St.             Wichita, KS 67203       1,225 sq. feet
28.   602 N. Tyler                 Wichita, KS 67212       1,500 sq. feet
29.   678 E. 47th St. South        Wichita, KS 67216       1,540 sq. feet

ITEM 3.    LEGAL PROCEEDINGS

The Quizno's Corporation v. Robert W. Mitelhaus, No. 77 114 00187 98; American Arbitration Association (Denver, Colorado). On August 1, 1998, the Company terminated the area director agreement with Robert W. Mitelhaus, a California Area Director. On the same day, the Company instituted an arbitration action against Mitelhaus in Denver, Colorado, alleging that Mitelhaus had breached various provisions of the area director agreement. On September 1, 1998, Mitelhaus denied that he breached the area director agreement. Mitelhaus alleged fraudulent termination of the area director agreement. In addition, Mitelhaus alleged that the Company failed to refund or pay certain amounts he claims are due to him, and that the Company violated various state and federal franchise and securities laws by misstating revenues in publicly filed documents. Hearings in this matter were held before the American Arbitration Association from March 8-16, 1999. During the hearings, the respondent demanded damages in excess of $4 million. The Company argued that should the arbitration panel find the Respondent entitled to damages, the amount should not exceed $450,000, which the Company believes is the value of the Territory as of the date the Respondent's area director agreement was terminated. The Company believes that any award to the Respondent will not exceed the value of that Territory (as determined by the Arbitration panel), which the Company now owns.

In re Kirwin Ventures,  L.L.C.,  Case No. 54 114 00312 98, American  Arbitration
Association: Mibichu L.L.C, v. The Quizno's Corporation, No. 98-007226-CK (Oakland County, Michigan). On June 29, 1998, Kirwin Ventures, L.L.C. and Mibichu LLC, two Michigan franchisee entities owned by the same individuals, filed an arbitration action and Michigan state court action against the Company and certain of its subsidiaries and officers. The claims allege violations of the Michigan Franchise Investment Law and misrepresentations in connection with the franchise sale. The plaintiffs seek damages in excess of $400,000 in each case. The Company intends to deny each claim and is confident that it complied with all regulatory requirements as well as acted in good faith.

Larry and Carlene Wagner and Lester Clemetson v. The Quizno's Corporation and Anthony Kruse. (No. 98-2-11502-5SEA) (King County, Washington). This action (the "State Court Action") was brought against the Company on May 11, 1998, by a former franchisee who had abandoned its Restaurant and opened a competing restaurant. After receiving notice from the Company that the franchisee was in breach of the post-term non-competition covenants of the franchise agreement, the franchisee filed this action alleging failure to comply with Washington state franchise disclosure rules and the Washington Consumer Protection Act. The Complaint seeks damages in excess of $200,000 plus consequential and exemplary damages. On or about July 16, 1998, the Company filed a Petition in the United States District Court for the District of Colorado (Civil Action No. 98-B-1535) to Compel Arbitration in Denver of the disputes set forth in the Complaint. The Company also moved, on or about July 17, 1998, to stay the State Court Action Pending Arbitration. On or about July 29, 1998, the parties entered into a Stipulation staying the State Court Action pending final resolution of the parties' claims in arbitration.

By Order dated November 17, 1998, the United States District Court for the District of Colorado granted the Company's Petition to Compel Arbitration. The Company subsequently filed a Motion for Attorneys' Fees and Costs it had incurred in compelling arbitration. That Motion was granted by Order dated February 9, 1999. The Company also filed, with the Denver, Colorado office of the American Arbitration Association, a Demand for Arbitration against the plaintiffs. The Demand seeks, among other things, a declaration that the Company has no liability for the claims asserted in the State Court Action and an injunction enforcing the terms of the post-term non-competition agreement in the parties' Franchise Agreement. The district court entered a judgment awarding the Company its attorneys' fees and costs on February 12, 1999. The Company intends to also file claims against the Wagners in connection with their operation of a competing Restaurant.

On December 9, 1998, the Company filed an action in the District Court, City and County of Denver, Colorado entitled The Quizno's Corporation and The Quizno's Acquisition Company vs. Bain's Deli Franchise Associates, LP. Bain's Deli Franchise Corp., Gemini Enterprises, Ltd, Jolles Corporation #4, Gemini One Inc., and Jordan A. Katz, individually and as shareholder of Gemini One. Inc, Gemini Enterprises, Ltd. and Bain's Deli Franchise Associates, L.P., Civil Action No. 98-9333. The Company alleged that the Defendants had made material misrepresentations in connection with the sale of the Bain's Deli franchise system to The Quizno's Acquisition Company in 1997. The Company seeks damages of the amounts paid of over $220,000, recission of the purchase agreement, recission of a $579,510.00 note, recission of 18,182 shares of the Company's stock, indemnification, fees and costs. The Defendants removed the case to the Federal District Court of Colorado and the case number is now 98-N-55. The Defendants have filed counterclaims alleging breach of the underlying purchase agreement. The Defendants seek $579,510.00 plus fees, costs and treble damages. The Company intends to vigorously pursue its claims and vigorously defend against the allegations in the counterclaims.

From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of its business. Other than the foregoing, there are no other pending material legal proceedings to which the Company is a party or to which the property of the Company is subject. It is the opinion of management that the liability, if any, arising from all pending claims and lawsuits will not have a material adverse impact upon the Company's consolidated earnings or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year ended December 31, 1998.

                                PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the NASDAQ Small-Cap Issues Market under the symbol "QUIZ." The following table shows high asked, low bid and close price information for each quarter in the last two calendar years as reported by Prophet Information Services, Inc., a provider of online historical stock price data for all major U.S. securities markets. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On March 24, 1999, the stock closed at $7.38.

Fiscal Year Ended December 31,
1997
                                         High       Low       Close
First Quarter                       $    3.63   $    2.94  $    3.13
Second Quarter                      $    4.44   $    3.00  $    4.13
Third Quarter                       $    6.88   $    3.81  $    5.00
Fourth Quarter                      $    6.38   $    4.50  $    4.88

Fiscal Year Ended December 31,
1998
                                        High         Low      Close
First Quarter                       $    5.88   $    4.44  $    5.88
Second Quarter                      $    9.00   $    6.00  $    8.19
Third Quarter                       $    8.38   $    7.25  $    8.13
Fourth Quarter                      $    8.06   $    6.50  $    7.63

There were approximately 151 holders of record (and approximately 1,000 beneficial owners) of the Company's Common Stock as of March 16, 1999. The first number includes shareholders of record who hold stock for the benefit of others.

The Company does not expect to pay any dividends on its Common Stock in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital.

During the last quarter of the fiscal year ending December 31, 1998, the following securities were sold by the Company without registration with the Securities and Exchange Commission pursuant to the exemption noted:

                      Number
 Securities             of                                        Exemptions
    Sold       Date   Shares    Consideration      Purchasers      Claimed
-----------  ------  --------  ---------------   --------------  ------------


Common Stock 11/5/98   635     $5,172 Plan       Quizno's 401(k)   Section 4(2)
                                obligation

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

In 1998, the Company was profitable for the year and for each of the four quarters in 1998, completing its 6th consecutive profitable quarter on December 31, 1998. The Company ended the year with almost 500 Restaurants open, another 388 Restaurants sold and scheduled to open in the future, 29 Company owned
Restaurants, 81 area directorships owned by 68 Area Directors, and two international master franchisees. Management believes it has built a strong foundation for the Company upon which growth can continue along with regular profits. In 1998 the Company earned $1,112,615 compared to a loss of $89,618 in 1997 (amounts are before preferred stock dividends).

On a quarterly basis, earnings by business segment reflect continued overall improvement over the last eight quarters.


                      Franchise      Company
                     Operations       Stores        Other         Net
                     -----------    ----------    ----------    ---------



1st Quarter 1997      $  7,272      $    966     $(226,144)    $(217,906)
2nd Quarter 1997       103,631        70,279      (223,266)      (49,356)
3rd Quarter 1997       214,261       118,347      (228,550)      104,058
4th Quarter 1997       357,876       102,059      (386,349)       73,586
1st Quarter 1998       291,888       107,384      (257,593)      141,679
2nd Quarter 1998       482,699       166,386      (400,411)      248,674
3rd Quarter 1998       463,868       203,556      (388,917)      278,507
4th Quarter 1998       708,022        83,554      (347,821)      443,755

The following table reflects the Company's revenue growth by source and the Company's Restaurants for the past five years:


                                         Year Ended December 31,
                          -----------------------------------------------------
                            1998       1997       1996        1995       1994
                          --------   -------    ---------   --------   --------
(000's)

Continuing fees           $  5,837   $  2,748   $   1,591   $  1,046   $    779
Initial franchise fees       2,884      2,269       1,164        593        390
Area director fees           3,022      2,139       1,421      1,380        326
Other                          863        731         398        356        354
                          --------   --------   ---------   --------   --------
Franchise revenue           12,606      7,887       4,574      3,375      1,849

Sales by Company owned
 stores                      6,849      4,071       2,681      3,011        604
Sales by stores held
 for resale                  1,282        149         231        143        194
                          --------   --------   ---------   --------   --------

Total revenue             $ 20,737   $ 12,107   $   7,486   $  6,529   $  2,647
                          ========   ========   =========   ========   ========

Percent increase               71%        62%        15%        147%
                          ========   ========   ========    ========



Restaurants open,
 beginning                     327        156         105         66         40
New Restaurants opened         187        140          67         39         27
Restaurants acquired             8         52          -                     -
Restaurants closed             (28)       (16)        (12)        -          (1)
Restaurants closed,
  scheduled to reopen            -         (5)         (4)        -          -
                          --------   --------   ---------   --------   --------

Restaurant open, end           494        327         156        105         66
                          ========   ========   =========   ========   ========

Franchises sold,
 domestic                      401        180         172         50         37
Franchises sold,
 international                  87         11           1         -          -
                          --------   --------   ---------   --------   --------
Total franchises sold          488        191         173         50         37
                          ========   ========   =========   ========   ========

Initial franchise fees
  collected (000's)       $  5,670   $  2,920   $   1,744   $  1,040   $    710

Systemwide sales             $102       $55        $36         $26        $19
                           million    million     million    million    million

Average unit volume (1)   $339,000   $316,259    $300,580   $322,000   $363,000

Same store sales (2)(3)   Up 10.7%    Up 1.3%   Down 0.2%  Down 7.3%    Up 4.1%

(1) Excludes Restaurants located in convenience stores and gas stations. Includes only Restaurants open at least one year under the same ownership.
(2) Same store sales for 1998 is based on 109 stores open all of 1997 and 1998. Stores which transferred ownership during this period, or were in substantial default of the franchise agreement at December 31, 1998, are excluded.
(3) Because the Company is and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as Restaurants are included from more start up markets.

Results of Operations

Comparison of Years Ended December 31, 1998 and 1997

Franchise revenue increased 60% in 1998 to $12,606,113 from $7,887,447 in 1997. Total revenue increased 71% in 1998 to $20,736,754 from $12,107,662 in 1997. The revenue increase resulted primarily from continuing fees and Company store sales.

Continuing fees increased 112% to $5,836,822 from $2,747,955 in 1997. Continuing fees are comprised of royalties and licensing fees.

Royalty fees increased 97% to $5,411,386 from $2,747,955 in 1997. Royalty fees are a percentage of each Franchisee's sales paid to the Company and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase or decrease. At December 31, 1998, there were 465 franchises open (including Bain's), as compared to 308 franchises open at December 31, 1997. The royalty rate was 5% for agreements entered into prior to February 11, 1995, 6% for all franchise agreements entered into from February 11, 1995 through March 31, 1998 and 7% for all agreements entered into since March 31, 1998. The Company has no immediate plans to further increase the royalty rate.

Included are 45 Bain's franchises acquired on November 12, 1997, which pay royalties at rates ranging from 0% to 5%, and account for $282,685 in 1998 royalty revenue and $72,347 in 1997 royalty revenue.

Licensing fees are generated through the licensing of the Quizno's trademark for use by others. Licensing fees are expected to continue and to increase as systemwide sales and the awareness and value of the Quizno's brand increases. For 1998, licensing fees were $425,436. There was no licensing fee revenue in 1997.

Initial franchise fees increased 27% in 1998 to $2,883,650 from $2,269,001 in 1997. Initial franchise fees are one-time fees paid by Franchisees at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. The Company's share of initial franchise fees sold by foreign master franchisees is recognized when received. In 1998, the Company opened 187 franchises, including 26 international Restaurants, as compared to 140, including 7 international Restaurants, opened in 1997. The Company's initial franchise fee has been $20,000 since 1994. Franchisee's may purchase a second franchise for $15,000 and third and subsequent franchise for $10,000. The initial franchise fee for a Quizno's Express franchise is $10,000 for the first, $7,500 for the second, and $5,000 for the third and additional franchises purchased by the same Franchisee. The Company's share of initial franchise fees for international Restaurants is generally 30% of the sales price and will vary depending on the country and the currency exchange rate.

Initial franchise fees collected by the Company for domestic franchise sales are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at December 31, 1998 were $4,781,946 and represent 308 domestic franchises sold but not yet in operation, compared to $2,148,662 at December 31, 1997 representing 142 domestic franchises sold but not open. Approximately 80 international franchises had been sold but were not open at December 31, 1998 (5 at December 31, 1997). Direct costs related to the sale, primarily sales commissions to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid and due at the time of opening with respect to initial franchise fees deferred at December 31, 1998 were $926,226. Approximately 50% of all domestic initial franchise fees received by the Company are paid to Area Directors for sales and opening commissions.

The Company did not sell or open any Bain's franchises in 1998 or 1997 nor does it expect to in the future.

Area director and master franchise fees increased 41% in 1998 to $3,022,276 from $2,139,080 in 1997. Area director fees are one-time fees paid to the Company for the right to sell franchises in a designated, non-exclusive, area, including international markets.

Domestic area director fees were $1,688,276 in 1998 compared to $2,020,330 in 1997. The fee for U.S. areas was $.03 per person in the designated area through June 1996, $.035 from July 1996 through December 1996, $.05 from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each Area Director is required to pay a training fee of $10,000. The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In 1998, the Company sold 16 new area directorships including 11 existing Area Directors who purchased additional territory, as compared to 28 area directorships sold in 1997. At December 31, 1998, the Company had a total of 81 area directorships owned by 68 Area Directors who owned areas encompassing approximately 75% of the population of the United States.

International master franchise fees earned were $1,334,000 in 1998 and $118,750 in 1997. The 1998 fees were for Canada, $514,000, Japan, $350,000, and the United Kingdom, $470,000. The 1997 fees were for the province of British Columbia, Canada. An additional $1,332,848 is due the Company for the Japan area fee in 1999, which will be recorded as revenue when paid.

The Company offers domestic and international area applicants financing for up to 50% of the area fee. The amount financed is required to be paid to the Company in installments over five years at interest rates between 6% and 15%. The promissory notes are personally signed by the Area Director and, depending on the personal financial strength of the Area Director, secured by collateral unrelated to the area directorship, usually a second mortgage on the Area Director's home. Of the 19 domestic and international areas sold in 1998, 12 used this financing for $1,926,438, representing 64% of the area director fees recognized in 1998. In 1997, a total of $354,412 was financed, representing 17% of area revenue.

There are no Area Directors in the Bain's system and the Company does not intend to sell any Bain's area directorships in the future.

Other revenue increased by 2% in 1998 to $604,172 from $593,771 in 1997. Other revenue is primarily amounts paid by equipment suppliers for design and construction and bookkeeping fees charged Franchisee's for whom the Company provided bookkeeping services. Amounts paid by equipment suppliers was $357,659 in 1998 compared to $145,993 in 1997. This amount will vary based on new store openings. Since 1995, the Company's franchise agreement requires all new Franchisees to utilize the Company's bookkeeping services, or a firm designated by the Company to provide bookkeeping services, for their first 12 months of operations. Bookkeeping fees were $172,382 in 1998 compared to $326,958 in 1997. Bookkeeping fees declined, and are expected to be immaterial in the future, because the Company out-sourced the function to a third party in 1998.

Sales and royalty commissions expense increased 82% to $4,266,024 (48.9% of royalty and initial franchise fees) in 1998 from $2,346,746 (46.8% of royalty and initial franchise fees) in 1997. Sales and royalty commissions are amounts paid to the domestic Area Directors of the Company, commissions paid to other sales agents and employees, and costs related to sales promotions and incentives.

The Company's domestic Area Directors receive commissions equal to 50% of the initial franchise fees and 40% of royalties received by the Company from franchises sold, opened, and operating in the Area Director's territory. In exchange for these payments, the Area Director is required to market and sell franchises, provide location selection assistance, provide opening assistance to new owners, and perform monthly quality control reviews at each franchise open in the Area Director's territory.

The Area Director is entitled to receive commissions during the term of the Area Director Marketing Agreement and in some cases, upon expiration of the area director agreement, the commission paid is reduced to 1% of sales for 5 years.

General and  administrative  expenses  increased  34% to $6,201,857 in 1998 from
$4,611,978 in 1997. As a percent of franchise revenue, general and administrative expenses have fallen from 80% in 1995, 74% in 1996, 58% in 1997, to 49% in 1998. General and administrative expenses include all the operating costs of the Company. The increase is primarily due to the addition of employees to service the rapidly growing network of Quizno's Franchisees and Area Directors. Although general and administrative expenses will likely continue to increase as the Company grows, management expects the rate of increase to continue to decline.

The Company believes its general and administrative expenses are adequate and are not excessive in relation to the size and growth of the Company.

Company owned stores earned $560,880 on sales of $6,848,737 in 1998 compared to $291,651 on sales of $4,070,666 in 1997. During 1998 the Company operated stores for a total of 197 store operating months. In 1997, the Company had a total of 118 store operating months. Sales per store month increased .5% in 1998 to $34,677 from $34,497 in 1997.

At December 31, 1998 the Company had 24 (17 at December 31, 1997) Company owned stores. During 1998 the Company acquired and converted to Company owned Quizno's eight competitive sandwich shops in Wichita, Kansas, built and opened three new Company owned Quizno's, purchased from Franchisees two Quizno's Restaurants, reclassified as stores held for resale five Company owned Quizno's, and sold to a Franchisee one Company owned stores. In 1997, the Company acquired three Bain's sandwich shops, built and opened four new Company owned Quizno's, and purchased from Franchisees five Quizno's Restaurants.

Stores held for resale lost $260,053 on sales of $1,281,904 in 1998 compared to a loss of $60,673 on sales of $149,549 in 1997. In 1998, the Company operated eight stores held for resale, for a total of 71 store operating months. Two Bain's units were returned to the seller in the first quarter and one Quizno's Restaurant was sold to a Franchisee in the fourth quarter of 1998. In 1997, the Company operated one Restaurant for three months and one store for ten months which was then closed. At December 31, 1998, the Company operated four stores held for resale (none at December 31, 1997).

Provision for bad debts was $285,308 in 1998 compared to $49,540 in 1997. The 1998 expense includes allowances for promissory notes due for stores purchased from the Company subsequently closed.

Other expenses were $47,838 in 1998 compared to $64,544 in 1997. The 1998 and 1997 expense is primarily subleasing losses related to one store (two in 1997) previously owned by the Company and sold to Franchisees.

Depreciation and amortization was $781,977 in 1998 and $406,444 in 1997. The increase is due to the acquisition and development of seven new Company owned Restaurants, the acquisition of the Bain's chain in late 1997, and certain other tangible and intangible assets with short lives expensed beginning in late 1997 and 1998. A portion of the increase related to certain intangible assets fully amortized in 1999 and thereafter not recurring.

Interest expense was $340,614 in 1998 and $290,019 in 1997. The increase is primarily attributable to the interest on debt related to financing new Company owned Restaurants and stores held for resale.

Income tax benefit was $368,553 in 1998. There was no income tax benefit or expense recorded in 1997. The Company's taxable income has historically exceeded its book income primarily because initial franchise fees the Company receives are taxable income in the year received and are book income in the year the franchise opens. Consequently, the Company will not pay income taxes on this income when it is recognized for financial reporting purposes. In 1998, the Company used all of its tax net operating loss carryforwards and incurred a tax liability. Accordingly, in 1998 the Company reduced the amount by which it had recorded an impairment of its deferred tax asset in prior years and recorded the tax benefit of prior years' net operating losses in 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,597,243 in 1998 compared to $723,951 in 1997, an improvement of $1,873,292. The primary reason for the improvement from 1997 to 1998 is the 1998 net income compared to the 1997 loss, a turnaround of $1,202,233, the increase in net deferred franchise fees of $2,060,093, less the increase in promissory notes accepted for area director fees of $1,245,565 and the decrease of $641,068 associated with deferred income taxes.

Net cash used in investing activities was $3,230,108 in 1998 compared to cash used by investing activities of $2,620,457 in 1997. Cash used by investing activities for both years was primarily related to the acquisition or development of Company owned Restaurants. In addition, in 1997 cash was used to acquire Bain's and was invested in short term A rated corporate bonds.

Net cash provided by financing activities was $773,836 in 1998 compared to cash provided by financing activities of $330,463 in 1997. The 1998 amount was primarily from financing Company owned Restaurants. The amount provided in 1997 was primarily from the sale of preferred stock less principal payments on debt.

At December 31, 1998, the Company had $690,030 invested in stores held for resale. The stores held for resale are expected to be sold in 1999.

In the first quarter of 1998, the Company tested a program under which its Area Directors had the right to elect to have all future Franchisee leases in the Area Director's territory signed by The Quizno's Realty Company ("QRC"), a wholly owned subsidiary of the Company. As a condition of the lease, the landlord agrees not to look beyond QRC for payments. These locations would then be subleased by QRC to the Franchisee, whose personal liability is limited to one year. The Franchisee pays QRC an indemnification fee of $165 per month, pays a one time lease processing fee to QRC of $2,200, and pays a security deposit to QRC equal to two months rent. Effective March 1, 1998, the Company transferred cash and other assets having a book value of approximately $500,000 to QRC in exchange for stock and a promissory note. As of December 31, 1998, 10 leases had been executed under this program, and the Company is evaluating whether to continue the program in the future.

As it has in the past, the Company will continue to consider acquisitions of other chains, the purchase of Quizno's Restaurants from its Franchisees, and the purchase of Quizno's area directorships from its Area Directors. From time to time, the Company will make offers and enter into letters of intent for such transactions subject to the completion of due diligence. In all such cases, the Company will identify the sources of cash required to complete such transactions prior to entering into a binding agreement.

On December 31, 1996, the Company completed a debt financing for $2 million of which $500,000 was converted to preferred stock in December 1997. The $1,500,000 loan was payable interest only at 12.75%, $15,937.50 per month, through June 1998, interest and principal payments of $34,141 from July 1998 through November 2001, and a final balloon payment of $587,295 on December 31, 2001. In connection with the loan, the lender has the right to purchase 372,847 shares of the Company's common stock for $3.10 per share. On January 6, 1999 the Company paid off the loan and redeemed the preferred stock at a cost of $1,854,000. These funds were borrowed from a financial institution and is repayable over 7 years at an interest rate of 7.75%

As discussed elsewhere in this Report, on December 29, 1998, the Company received a proposal from the majority shareholders of the Company to merge the Company into a new company owned by them, pursuant to which all of the Company's shareholders other than themselves, would receive cash for their Company shares. Such proposal is subject to a number of conditions, which are listed elsewhere in this Report. None of such conditions have yet been satisfied. If the proposed transaction is in fact completed, the Company or its successors will incur substantial debt in order to fund the cash payments to the minority shareholders. The amount of such debt cannot be determined at this time. It is expected that such debt will be secured by some or all of the Company's assets.

Year 2000 Disclosure

The Company uses current versions of widely used, publicly available software for its accounting and other data processing requirements. The providers of the software utilized by the Company have stated that there will be no failures in the programs used by the Company resulting from the year 2000. The Company uses a small amount of customized software, all of which has been developed by the Company in the last twelve months, and has been written to be functional in the year 2000. The Company has not yet determined the impact, if any, that year 2000 issues may have on its vendors. However, the Company believes there are adequate alternative vendors that can supply products and services to the Company if necessary. Finally, the Company's business, quick service restaurants, is not highly dependent upon electronic data processing. In conclusion, the Company does not believe it has material risk from year 2000 issues.

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

As described earlier, the Company's principal sources of income are royalty fees, initial franchise fees, and area director marketing fees. These sources are subject to a variety of factors that could adversely impact the profitability of the Company in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor to the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the above identified sources of income. Because many of the Company's franchises are still concentrated in a few regions of the U.S., regional economic factors could adversely affect the Company's profitability. Weather, particularly severe winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans and people in other countries in which franchises are sold will also impact the Company's profitability. As eating habits change and types of cuisine move in and out of fashion, the Company's challenge will be to formulate a menu within the Company's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.

ITEM 7. FINANCIAL STATEMENTS

                       THE QUIZNO'S CORPORATION
                           AND SUBSIDIARIES

                 Consolidated Financial Statements and
                     Independent Auditors' Report
                   December 31, 1998, 1997 and 1996

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES




                           Table of Contents

                                                                   Page

Independent Auditors' Report......................................F - 1

Consolidated Financial Statements

    Consolidated Balance Sheets...................................F - 2

    Consolidated Statements of Operations.........................F - 3

    Consolidated Statement of Stockholders' Equity................F - 4

    Consolidated Statements of Cash Flows.........................F - 5

Notes to Consolidated Financial Statements........................F - 7

                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
The Quizno's Corporation and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of The Quizno's Corporation and Subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Quizno's Corporation and Subsidiaries as of December 31, 1998, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                /s/ Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC
March 2, 1999
Denver, Colorado

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      Consolidated Balance Sheets



                                                                                 December 31,
                                                              ------------------------------------------------
                                                                  1998               1997               1996
                                                              ------------      ------------      ------------
                                     Assets
Current assets
 Cash and cash equivalents ..............................     $    702,258      $    561,287      $  2,127,330
 Short-term investments .................................        1,541,423           538,188              --
 Accounts receivable, net of allowance
  for doubtful accounts of $20,000 (1998),
  $38,231 (1997) and $51,077 (1996) (Note 8) ............          857,280           545,109           363,602
 Current portion of notes receivable
  (Notes 3 and 8) .......................................        1,212,522           598,486           501,255
 Deferred tax asset (Note 13) ...........................           81,260              --                --
 Other current assets ...................................          266,100           375,902           164,604
 Assets of stores held for resale or under
  development (Note 4) ..................................          690,030           593,675           116,229
                                                              ------------      ------------      ------------
     Total current assets ...............................        5,350,873         3,212,647         3,273,020
                                                              ------------      ------------      ------------

Property and equipment at cost, net
 (Notes 2 and 5) ........................................        3,535,222         2,240,661         1,458,979
                                                              ------------      ------------      ------------

Other assets
 Intangible assets, net (Notes 2 and 6) .................        1,553,522         1,651,637           557,483
 Deferred assets (Notes 7 and 13) .......................        1,854,179           914,762           937,450
 Deposits and other assets (Note 2) .....................          119,883            76,294            37,630
 Notes receivables, net (Notes 3 and 8) .................        1,375,872           734,495           575,222
                                                              ------------      ------------      ------------
     Total other assets .................................        4,903,456         3,377,188         2,107,785
                                                              ------------      ------------      ------------

Total assets ............................................     $ 13,789,551      $  8,830,496      $  6,839,784
                                                              ============      ============      ============


                     Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable .......................................     $  1,317,085      $  1,065,374      $  1,053,028
 Accrued liabilities ....................................          532,324           489,848           170,728
 Line-of-credit (Note 9) ................................             --                --             100,000
 Current portion of long-term obligations
  (Notes 8 and 10) ......................................          370,404           303,084           375,595
 Current portion of subordinated debt
  (Note 10) .............................................          244,084           110,912              --
 Income taxes payable (Note 13) .........................          200,000              --                --
                                                              ------------      ------------      ------------
     Total current liabilities ..........................        2,663,897         1,969,218         1,699,351

Line-of-credit (Note 9) .................................             --                --             120,239
Long-term obligations (Notes 8 and 10) ..................          964,984           741,570           203,801
Convertible subordinated debt (Note 10) .................        1,130,916         1,389,088         2,000,000
Deferred revenue ........................................        4,781,946         2,148,662         1,575,471
                                                              ------------      ------------      ------------
     Total liabilities ..................................        9,541,743         6,248,538         5,598,862
                                                              ------------      ------------      ------------

Commitments and contingencies (Notes 4, 11
 and 14)

Minority interest in Subsidiary (Note 2) ................          151,601              --                --

Stockholders' equity (Notes 10 and 12)
 Preferred  stock, $.001 par value,
  1,000,000 shares authorized;
  Series A issued and outstanding 146,000 ...............              146               146               146
  (1998, 1997 and 1996) ($876,000
  liquidation preference)
 Series B issued and outstanding 100,000
  (1998), 100,000 (1997) and 0 (1996) ...................              100               100              --
  ($500,000 liquidation preference)
 Series C issued and outstanding 167,000
  (1998), 167,000 (1997) and 0 (1996) ...................              167               167              --
  ($835,000 liquidation preference)
 Common stock, $.001 par value; 9,000,000
  shares authorized; issued and
  outstanding, 3,054,459 (1998), 2,923,294 ..............            3,054             2,923             2,865
  (1997) and 2,864,757 (1996)
  Capital in excess of par value ........................        5,065,247         4,663,744         3,233,415
  Accumulated deficit ...................................         (972,507)       (2,085,122)       (1,995,504)
                                                              ------------      ------------      ------------

           Total stockholders' equity ...................        4,096,207         2,581,958         1,240,922
                                                              ------------      ------------      ------------

Total liabilities and stockholders' equity ..............     $ 13,789,551      $  8,830,496      $  6,839,784
                                                              ============      ============      ============


               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Operations


                                                           For the Year Ended
                                                              December 31,
                                            ------------------------------------------------
                                                 1998              1997              1996
                                            ------------      ------------      ------------

Franchise operations:
 Revenue (Note 8)
  Continuing fees .....................     $  5,836,822      $  2,747,955      $  1,590,673
  Initial franchise fees ..............        2,883,650         2,269,001         1,164,500
  Area director and master franchise
   fees ...............................        3,022,276         2,139,080         1,421,555
  Other ...............................          604,172           593,771           248,094
  Interest ............................          259,193           137,640           149,781
                                            ------------      ------------      ------------
      Total revenue ...................       12,606,113         7,887,447         4,574,603
                                            ------------      ------------      ------------

 Expenses
  Sales and royalty commissions .......       (4,266,024)       (2,346,476)         (914,726)
  Advertising and promotion ...........         (191,755)         (245,953)         (239,209)
  General and administrative ..........       (6,201,857)       (4,611,978)       (3,400,802)
                                            ------------      ------------      ------------
       Total expenses .................      (10,659,636)       (7,204,407)       (4,554,737)
                                            ------------      ------------      ------------


Income from franchise operations ......        1,946,477           683,040            19,866
                                            ------------      ------------      ------------

Company store operations:
 Sales ................................        6,848,737         4,070,666         2,680,521
                                            ------------      ------------      ------------
 Cost of sales ........................       (2,042,092)       (1,309,624)         (959,045)
 Cost of labor ........................       (1,683,225)       (1,037,101)         (777,170)
 Other store expenses .................       (2,562,540)       (1,432,290)         (857,472)
                                            ------------      ------------      ------------
       Total expenses .................       (6,287,857)       (3,779,015)       (2,593,687)
                                            ------------      ------------      ------------

Income from Company stores operations .          560,880           291,651            86,834

Other income (expenses):
 Research, development and new programs             --             (72,161)         (217,321)
 Sales by stores held for resale .....         1,281,904           149,549           231,371
 Loss and expenses related to stores
  held for sale ......................        (1,541,957)         (210,222)         (307,813)
 Loss on sale or closure of Company
  stores .............................           (47,505)         (120,928)             --
 Provision for litigation settlement .              --                --            (134,500)
 Write-off of accounts and notes
  receivable..........................          (285,308)          (49,540)         (224,063)
 Other expenses ......................           (47,838)          (64,544)         (104,844)
 Depreciation and amortization .......          (781,977)         (406,444)         (288,435)
 Interest expense ....................          (340,614)         (290,019)          (80,063)
                                            ------------      ------------      ------------
        Total other expenses ..........       (1,763,295)       (1,064,309)       (1,125,668)
                                            ------------      ------------      ------------

Net income (loss) before income taxes .          744,062           (89,618)       (1,018,968)
Income tax benefit (Note 13) ..........          368,553              --                --
                                            ------------      ------------      ------------
Net income (loss) .....................        1,112,615           (89,618)       (1,018,968)
Preferred stock dividends .............         (220,890)          (93,998)          (56,940)
                                            ------------      ------------      ------------

Net income (loss) applicable to
 common stockholders ..................     $    891,725      $   (183,616)     $ (1,075,908)
                                            ============      ============      ============

Basic earnings (loss) per share of
 common stock - basic .................     $        .30      $       (.06)     $       (.38)
                                            ============      ============      ============

Weighted  average common shares
 outstanding - basic ..................        3,014,042         2,878,310         2,864,757
                                            ============      ============      ============

Earnings (loss) per share of common
 stock - diluted ......................     $        .26      $       (.06)     $       (.38)
                                            ============      ============      ============

Weighted  average common shares
 outstanding - diluted ................        3,445,972         2,878,310         2,864,757
                                            ============      ============      ============

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            Consolidated Statement of Stockholders' Equity
         For the Years Ended December 31, 1998, 1997 and 1996



                             Preferred Stock                  Common Stock            Additional
                       --------------------------       -------------------------       Paid-in         Accumulated
                         Shares          Amount           Shares        Amount          Capital          Deficit           Total
                       ----------     -----------       ---------     -----------     -----------      ------------     -----------
Balance, December 31,
 1995                     146,000     $       146       2,864,757     $     2,865     $ 3,290,355      $  (976,536)     $ 2,316,830

Preferred stock
 dividends ...........       --              --              --              --           (56,940)            --            (56,940)

Net loss .............       --              --              --              --              --         (1,018,968)      (1,018,968)
                      -----------     -----------     -----------     -----------     -----------      -----------      -----------

Balance, December 31,
 1996                     146,000             146       2,864,757           2,865       3,233,415       (1,995,504)       1,240,922

Issuance of
 convertible Series
 C preferred stock
 for cash, net of
 offering costs of
 $36,454 (Note 12) ...    167,000             167            --              --           798,379             --            798,546

Issuance of Series
 B convertible
 preferred stock
 for debt, net of
 offering costs of
 $44,277 (Note 10) ...    100,000             100            --              --           455,623             --            455,723

Inherent value of
 warrants granted
 to lender in
 connection with
 conversion at debt
 to Series B
 preferred stock
 (Note 10) ...........       --              --              --              --            44,277             --             44,277

Issuance of common
 stock for
 acquisition, (Note 2)       --              --            18,182              18          99,982             --            100,000

Issuance of common
 stock for exercise
 of options and
 pursuant to the
 employee benefit
 plan (Note 12) ......       --              --            40,355              40          92,116             --             92,156

Inherent value of
 options granted to
 area directors
 (Note 12) ...........       --              --              --              --            33,950             --             33,950

Preferred stock
 dividend ............       --              --              --              --           (93,998)            --            (93,998)

Net loss .............       --              --              --              --              --            (89,618)         (89,618)
                      -----------     -----------     -----------     -----------     -----------      -----------      -----------

Balance, December 31,
 1997                     413,000             413       2,923,294           2,923       4,663,744       (2,085,122)       2,581,958

Issuance of common
 stock for exercise
 of options and
 pursuant to the
 employee benefit
 plan (Note 12) ......       --              --            51,165              51         222,473             --            222,524

Issuance of common
 stock for exercise
 of options by
 underwriter (Note 12)       --              --            80,000              80         399,920             --            400,000

Preferred stock
 dividends ...........       --              --              --              --          (220,890)            --           (220,890)

Net income ...........       --              --              --              --              --          1,112,615        1,112,615
                      -----------     -----------     -----------     -----------     -----------      -----------      -----------

Balance, December 31,
 1998                     413,000     $       413       3,054,459     $     3,054     $ 5,065,247      $  (972,507)     $ 4,096,207
                      ===========     ===========     ===========     ===========     ===========      ===========      ===========

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows



                                                         For the Year Ended December 31,
                                                  ---------------------------------------------
                                                     1998              1997             1996
                                                  -----------      -----------      -----------
Cash flows from operating activities
 Net income (loss) ..........................     $ 1,112,615      $   (89,618)     $(1,018,968)
 Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities -
  Depreciation and amortization .............         757,911          406,444          259,840
  Write-off of accounts and notes
   receivable ...............................         285,308          (12,846)         179,300
  Loss on disposal of asset .................          78,004          120,928           44,648
  Issuance of stock for services ............            --             16,349             --
  Inherent value of options granted .........            --             33,950             --
  Deferred income taxes .....................        (641,068)            --               --
  Amortization of deferred financing
   costs ....................................          24,066           54,072             --
  Issuance of notes receivable for
   master franchise and area director
   agreeements ..............................      (1,599,977)        (354,412)        (236,407)
  Changes in assets and liabilities -
   Accounts receivable ......................        (369,279)        (168,661)        (126,380)
   Other assets .............................         109,802         (192,997)           7,296
   Accounts payable .........................         251,711           12,346          339,582
   Accrued liabilities ......................          42,476          319,120          117,560
   Other liabilities ........................            --               --            (12,101)
   Deferred franchise costs .................        (287,610)           6,085         (231,650)
   Deferred initial franchise fees ..........       2,633,284          573,191          266,316
   Accrued income taxes .....................         200,000             --               --
                                                  -----------      -----------      -----------
                                                    1,484,628          813,569          608,004
                                                  -----------      -----------      -----------
        Net cash provided (used) by
         operating activities ...............       2,597,243          723,951         (410,964)
                                                  -----------      -----------      -----------

Cash flows from investing activities
 Cash paid for acquisition ..................            --           (623,800)            --
 Purchase of property and equipment .........      (1,780,767)        (764,184)        (626,157)
 Proceeds from notes receivable .............         889,671          553,007          273,421
 Investment in turnkey stores ...............        (281,620)        (593,675)            --
 Short-term investments .....................      (1,003,235)        (538,188)            --
 Issuance of other notes receivable .........        (773,307)        (455,099)        (305,089)
 Investment by minority interest owners .....         151,601             --               --
 Intangible and deferred assets .............        (601,862)        (294,853)         (72,366)
 Proceeds from sale of asset and stores .....         213,000          135,000           13,716
 Deposits ...................................         (43,589)         (38,665)          (6,176)
 Provision for store closure ................            --               --            (58,000)
                                                  -----------      -----------      -----------
        Net cash used by investing
         activities .........................      (3,230,108)      (2,620,457)        (780,651)
                                                  -----------      -----------      -----------

Cash flows from financing activities
 Line-of-credit - net .......................            --           (220,239)        (155,266)
 Principal payments on long-term
  obligations ...............................        (505,440)        (347,799)        (196,099)
 Proceeds from long-term obligations ........         877,642          155,615        2,160,577
 Loan costs .................................            --            (37,469)        (117,749)
 Proceeds from issuance of common stock
  and preferred stock .......................         622,524          910,807             --
 Offering costs .............................            --            (36,454)            --
 Dividends paid .............................        (220,890)         (93,998)         (56,940)
                                                  -----------      -----------      -----------
         Net cash provided by financing
          activities ........................         773,836          330,463        1,634,523
                                                  -----------      -----------      -----------

Net increase (decrease) in cash and cash
 equivalents ................................         140,971       (1,566,043)         442,908

Cash and cash equivalents - beginning of year         561,287        2,127,330        1,684,422
                                                  -----------      -----------      -----------

Cash and cash equivalents - end of year .....     $   702,258      $   561,287      $ 2,127,330
                                                  ===========      ===========      ===========

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows


Supplemental disclosure of cash flow information Cash paid during the year for interest was $340,614 (1998), $290,019 (1997) and $80,063 (1996).

     Cash paid during the year for income taxes was $72,515 (1998) and $0 (1997 and 1996).

Supplemental  disclosure of non-cash  investing and financing  activities

     During 1998, the Company transferred $220,227 of property and equipment to assets of stores held for resale or under development.

     Additionally in 1998, the Company reduced notes payable, pursuant to the terms of the Bains purchase agreement, in the amount of $437,553. Corresponding reductions in property and equipment ($150,000) and goodwill ($287,553) were also recorded.

     During 1998, 1997 and 1996, the Company acquired assets under capital leases totaling $231,085, $77,942 and $24,841, respectively.

     During 1997, the Company converted $500,000 of subordinated debt to 100,000 shares of Series B convertible preferred stock net of $44,277 of deferred offering costs.

     Additionally  in 1997,  the  Company  acquired  the  assets of Bain's  Deli
     Franchise Associates, which included 52 franchise restaurants and three company owned deli restaurants as follows:

        Property and equipment                    $   225,000
        Non-compete agreement                       1,060,000
        Other assets                                  122,900
                                                   ----------

                                                  $ 1,407,900
                                                  ===========

        Acquisition costs                         $  (104,600)
        Cash paid                                    (623,800)
        Promissory note issued                       (579,500)
        Common stock issued                          (100,000)
                                                  -----------

                                                  $(1,407,900)
                                                  ===========

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 1 - Description of Business and Summary of Significant
Accounting Policies

The Quizno's Corporation (the "Company") was incorporated on January 7, 1991, in the State of Colorado, and is primarily engaged in the business of franchising Quizno's quick service restaurants throughout the United States, Canada, United Kingdom and Japan featuring submarine sandwiches, salads, soups, and refreshments.

The Company's wholly owned subsidiaries are The Quizno's Operating Company ("QOC") incorporated in 1994 to own and operate Company stores, The Quizno's Development Company ("QDC") incorporated in 1995 to develop stores to sell or lease to franchisees, The Quizno's Realty Company ("QRC") incorporated in 1995 to execute leases for store locations, The Quizno's Acquisition Company ("QAC") incorporated in 1997 to purchase existing unrelated quick service restaurants and the Quizno's Licensing Company ("QLC") incorporated in 1998 to license companies who use the Quizno's logos. In addition, in 1998, the Company organized Quizno's Kansas LLC ("QKL"), and purchased the assets of Stoico Restaurant Group (see below).

The following table summarizes the number of Quizno's restaurants open at December 31, 1998:

                                    Sold But Not
                                       Yet in
                                     Operation       Operational      Total
                                     ---------       -----------    ---------

Quizno's
--------
Company owned restaurants                    -              16            16
Franchise restaurants                       388            420           808
Restaurants held for resale                  -               4             4

Bain's
-------
Restaurants held for resale                  -               1             1
Franchise restaurants                        -              45            45

Quizno's Kansas
---------------
Company owned restaurants                    -               8             8
                                      ---------      ---------     ---------

                                            388            494           882
                                      =========      =========     =========

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries QOC, QDC, QRC, QLC, QAC and a 52% owned subsidiary, Classic Subs LLC and a 70% owned subsidiary, Quiznos Kansas, LLC.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note  1  -  Description   of  Business  and  Summary  of  Significant
Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory is included in other assets and is stated at the lower of cost or market and consists of food and paper products. Cost is determined using the first in, first out (FIFO) method.

Credit Risk

The Company grants credit in the normal course of business, primarily consisting of royalty fees receivable and loans to area directors and its franchisees. To reduce credit risk for U.S. franchises, the Company electronically debits the franchisees bank account weekly for fees due the Company according to franchise agreements entered into after 1993, and reserves the right to terminate franchise and area director agreements for non-payment of amounts owed.

The Company's cash equivalents consists of short-term commercial paper with original maturities not in excess of three months. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, balances of cash and cash equivalents exceeded the federally insured limit by approximately $1,131,000.

Short-term Investments

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

During 1998, unrealized gains and losses were immaterial as amortized cost approximated market value.
                                 F - 8

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note  1  -  Description   of  Business  and  Summary  of  Significant
Accounting Policies (continued)

Accounts Receivable/Royalties Receivable

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

Intangible Assets

The amounts paid by the Company for non-compete agreements are being amortized over the term of the non-compete agreements.

The excess of the purchase price over net assets acquired for stores purchased by the Company from unrelated third parties is recorded as goodwill and is amortized over 15 years.

Other intangibles are recorded at cost and are amortized on the straight-line basis over the contractual or estimated useful lives as follows:

Franchise agreements                                12 years
Trademarks and other intangibles                    3 - 15 years

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note  1  -  Description   of  Business  and  Summary  of  Significant
Accounting Policies (continued)

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 1998, the Company determined no impairment was appropriate.

Initial Franchise Fees and Related Franchise Costs

Management believes it is probable that all of the deferred franchise fees will be realized. The amount of the deferred franchise fees considered realizable, however, could be reduced in the near term if estimates of the future franchise openings is reduced.

Initial franchise fees paid by U.S. franchises are recognized as revenue when all material services and conditions required to be performed by the Company have been substantially completed, which is generally when the franchise commences operations. Initial franchise fees collected by the Company before all material services and conditions are substantially performed are recorded as deferred franchise sales revenue. Incremental development costs are deferred, but not in excess of the deferred revenue and estimated cost to open the Quizno's restaurant, and are expensed when the revenue is recognized.

Area Director Marketing Agreements

The area director marketing agreement provides the area director a non-exclusive right to sell and open franchises in a defined geographic territory in the U.S. and requires that the area director be responsible for advertising for, soliciting and screening prospective franchisees. The agreements also require the area director to sell and open a minimum of new franchised restaurants each year or forfeit future rights to the territory. In addition, the area director is responsible for identifying possible locations, providing on-site opening assistance, and providing quality assurance services to franchises in the defined area. The Company pays the area director 50% of the initial franchise fee sold by the area director, and a fee of 40% of the royalty received by the Company from each franchise within the defined area. The agreements are for a period of ten years, with the option to extend for an additional ten years. The area director is entitled to receive commissions during the term of the area director marketing agreement and, in certain circumstances, the area director is entitled to 1% of gross sales for franchise restaurants operating in the territory as of the termination date of the area director agreement. The area director marketing fee is $.07 per person living in the area director's territory, plus a $10,000 training fee which is deferred until training has been completed. Revenue is recognized when all material services and conditions required to be performed by the Company have been substantially completed.
                                F - 10

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note  1  -  Description   of  Business  and  Summary  of  Significant
Accounting Policies (continued)

International Fees

The Company grants master franchise rights for the development of international markets. The master franchisee will enter into individual franchise and area director agreements for development within the franchised country, and will assume all of the franchisor's obligations and duties under the agreement. The Company is not a party to the individual franchise and area director agreements. Generally, the master franchise agreement requires the master franchisee to pay the Company a percentage, currently 30%, of all initial franchise fees, royalties, and area fees collected by the franchisee. The Company recognizes these fees when received by the Company.

The master franchise agreement provides the master franchisee an exclusive right to sell and open franchises and grant area directorships in a defined geographic territory. The master franchisee is responsible for providing all franchisor services in the territory and must sell and open a minimum of new franchised restaurants each year. The fee for master franchise agreements is based on the population of the territory and will vary depending on certain economic, demographic and cultural factors. Revenue is recognized when all material services and conditions required to be performed by the Company have been substantially performed, which is generally the date the fee is paid.

Royalties and Advertising Fees

Pursuant to the various franchise agreements, U.S. franchises are required to pay the Company royalties and advertising fees based on a percentage of sales ranging from 4% to 8% for royalties, and 1% to 4% for advertising fees.

Royalties as required by the franchise agreement are accrued based on a percentage of gross sales, as reported by franchisees, and are included in accounts receivable.

The Company does not recognize any portion of the advertising fees as revenue, nor does it accrue such fees or consolidate the accounts of any of the advertising funds as they are paid to and disbursed out of separate legal advertising entities.

Income Taxes

The Company calculates and records the amount of taxes payable or refundable currently or in future years for temporary differences between the consolidated financial statement basis and income tax basis based on the current enacted tax laws. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from depreciation, deferred franchise sales revenues and deferred franchise costs and net operating loss carryforwards.
                                F - 11

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note  1  -  Description   of  Business  and  Summary  of  Significant
Accounting Policies (continued)

Basic and Diluted Loss Per Common Share

In accordance with FAS 128, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which for the years ended December 31, 1996, 1997 and 1998 consisted solely of convertible debt, stock options and warrants outstanding (Note 12).

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, receivables, prepaids, current portion of notes receivable, accounts payable and accrued expenses approximated fair value as of December 31, 1998 because of the relatively short maturity of these instruments.

The carrying amounts of long-term notes receivable approximate fair value as of December 31, 1998 because the discounted cash flows at current rates approximate the rates of the notes.

The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 1998 because interest rates on these instruments approximate market interest rates.

Reclassifications of Prior Year Amounts

Certain reclassifications have been made to the balances for the years ended December 31, 1997 and 1996 to make them comparable to those presented for the year ended December 31, 1998, none of which change the previously reported net income or total assets.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note  1  -  Description   of  Business  and  Summary  of  Significant
Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In February of 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which supercedes SFAS No.'s 87, 88, and 106. SFAS No. 132 addresses disclosure only and is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for prior periods is required. The adoption of SFAS No. 132 will have no current impact on the Company's financial statements, as no prior disclosures under SFAS No. 87, 88, or 106 were applicable.

During June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes new standards by which derivative financial instruments must be recognized in any entity's financial statements. Besides requiring derivatives to be included on balance sheets at fair value, Statement 133 generally requires that gains and losses from later changes in a derivative's fair value be recognized currently in earnings. Statement 133 also unifies qualifying criteria for hedges involving all kinds of derivatives, requiring that a company document, designate and assess the effectiveness of its hedges. Statement 133 is required to be adopted by the Company in 2000. Management, however, does not expect the impact from this statement to have a material impact on the financial statement presentation, financial position or results of operations.

The Company has not determined what additional disclosures, if any, may be required by the provisions of Statement 132 and 133 but does not expect adoption of these statements to have a material effect on its results of operations.

During April 1998, Statement of Position 98-5, "Reporting on the costs of Start Up Activities" was issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is required to be adopted by the Company in 1999. Upon adoption, the Company will be required to write off approximately $140,000 in preopening related costs currently deferred on the balance sheet as of December 31, 1998. This write-off will be reported as a cumulative effect of a change in accounting principle.


Note 2 - Acquisition of Assets

In August 1998, QKL purchased 70% of Stoico Restaurant Group. At the same time 30% of QKL was sold to an unrelated area director for $150,000. The results of operations from August 17, 1998 (date of acquisition) to December 31, 1998 have been included in the 1998 consolidated financial statements. As of December 31, 1998, $1,601 was allocated to the minority owners for their portion of the earnings. The amount has not been disclosed separately on the statement of operations due to its immateriality. The acquisition has been accounted for under the purchase method.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 2 - Acquisition of Assets (continued)

The Company's purchase price has been allocated to the assets purchased based on the fair market values at the date of acquisition, as follows:

   Property and equipment                           $184,000
   Goodwill                                          259,118
   Inventory                                          38,455
   Other assets                                       18,427
                                                    --------

      Assets acquired                               $500,000
                                                    ========

   Cash paid                                        $500,000
                                                    ========

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of Stoico had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include depreciation of fixed assets, amortization of intangibles and the elimination of Stoico corporate expenses and revenues and expenses related to stores whose store leases were not assumed or assigned as part of the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.


                                                          December 31,
                                                    -------------------------
                                                       1998          1997
                                                    -----------   -----------
Revenues and sales from Company owned stores        $20,533,970   $14,124,530
Net income (loss) applicable to common
 stockholders                                       $ 1,037,166   $   (47,101)
Basic earnings (loss) per share                     $       .34   $      (.02)
Diluted earnings (loss) per share                   $       .30   $      (.02)

On January 26, 1998, the Company purchased the assets of Falcon Financial LLC 2 for a total purchase price of $150,000. The purchase was accounted for under the purchase method.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 2 - Acquisition of Assets (continued)

The purchase price has been allocated to the assets purchased based on the fair market values at the date of acquisition, as follows:

   Equipment                                        $ 50,000
   Leasehold improvements                            100,000
                                                    --------

                                                    $150,000
                                                    ========

   Cash paid as a deposit in 1997                   $ 10,000
   Cash paid at closing                               10,000
   Promissory notes                                  130,000
                                                    --------

                                                    $150,000
                                                    ========

No pro forma statement of operations is presented as the effect would not be material to the Company's operations.


Note 3 - Notes Receivable

Notes receivable consist of the following:

                                                                     December 31,
                                                       -----------------------------------------
                                                          1998           1997            1996
                                                       -----------     ---------       ---------
Notes  receivable  related to area  director
 marketing   agreements,   interest  ranging
 from  6% to  15%,  due in  varying  amounts
 through December 2004.                                 $1,878,855      $853,028        $453,135

Notes   receivable   for  sale  of   stores,
 interest  ranging  from 6% to  15%,  due in
 varying amounts through October 2012.                     410,058       494,318         434,383

Note  receivable  from national  advertising
 trust,  interest  at  10%,  paid in full in
 February 1999.                                            267,058           -               -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 3 - Notes Receivable (continued)
                                                        December 31,
                                             ---------------------------------
                                                1998       1997        1996
                                             ----------  ---------  ----------
Other   notes   receivable   with   interest
 ranging  from  0% to  11%,  due in  varying
 amounts  through  2011.   Includes  $21,524
 (1998),  $35,524 (1997) and $178,444 (1996)     32,423    125,635     328,959
                                               --------   --------   ---------
 due from the Advertising Fund (Note 8).
                                              2,588,394  1,472,981  1,216,477
    Less current portion                     (1,212,522)  (598,486)  (501,255)
                                              ---------  ---------  ---------
                                              1,375,872    874,495    715,222
    Less allowance                                   -    (140,000)  (140,000)
                                               --------   --------   ---------

                                             $1,375,872   $734,495   $ 575,222
                                             ==========   ========   =========

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

Future principal payments are as follows:

      Year Ended December 31,

            1999                                    $1,212,522
            2000                                       235,068
            2001                                       278,026
            2002                                       309,444
            2003                                       263,683
            Thereafter                                 289,651
                                                     ---------
                                                     2,588,394
            Less allowance                                 -
                                                     ---------
                                                    $2,588,394
                                                     =========

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 4 - Assets of Stores Held for Resale or Under Development

Included in assets of stores held for resale or under development are the following:

                                                        December 31,
                                             ---------------------------------
                                                1998       1997        1996
                                             ----------  ---------  ----------

    Furniture fixtures and equipment           $221,034   $     -    $  29,999
    Leasehold improvements                      383,771         -       81,673
    Goodwill and other                           85,225         -        4,557
    Stores under development                         -     593,675          -
                                               --------   --------   --------

                                               $690,030   $593,675   $ 116,229
                                               ========   ========   =========

During 1997, the Company was in the process of constructing four stores. At the end of 1997, three of the four stores were operational and in 1998, the fourth store became operational. In March 1998, one of the stores was sold as a franchise for a sale price of $213,000. Cost incurred by the Company prior to the sale amounted to approximately $234,000. The Company will operate the remaining three stores until they can be sold as franchises.


Note 5 - Property and Equipment

Property and equipment consist of the following:

                                                        December 31,
                                   Useful    ---------------------------------
                                    Life        1998       1997        1996
                                 ---------   ----------  ---------  ----------


   Equipment                      3-10 years $1,524,799   $903,371   $ 267,061
   Furniture and fixtures         7-10 years    764,672    390,435     271,727
   Leasehold improvements         Lease term
                                   (Note 11)  1,712,215  1,297,334   1,138,461
   Software                       3-5 years     313,540    113,506          -
                                             ----------  ---------   ---------
                                              4,315,226  2,704,646   1,677,249
   Less accumulated
    depreciation and amortization              (780,004)  (463,985)   (218,270)
                                             ----------  ---------   ---------

   Net property and equipment                $3,535,222 $2,240,661  $1,458,979
                                             ========== ==========  ==========

Depreciation expense for 1998 included depreciation on certain assets held for resale that will not recur in future years if these assets are sold, as is the intention of the Company.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 6 - Intangible Assets

Intangible assets consist of the following:

                                                        December 31,
                                             ---------------------------------
                                                1998       1997        1996
                                             ----------  ---------  ----------

   Covenants not to compete                  $1,667,546 $1,664,759   $500,113
   Franchise agreements                         310,506    292,395    292,395
   Goodwill (Note 14)                           126,705    126,705     77,407
   Trademarks and other                         316,108    192,122    183,885
                                              ---------   --------   --------
                                              2,420,865  2,275,981  1,053,800
   Less accumulated amortization               (867,343)  (624,344)  (496,317)
                                              ---------   --------   --------

                                             $1,553,522 $1,651,637   $557,483
                                             ========== ==========  =========


Note 7 - Deferred Assets

Deferred assets consist of the following:

                                                        December 31,
                                             ---------------------------------
                                                1998       1997        1996
                                             ----------  ---------  ----------


   Deferred franchise costs                     $926,226   $638,616   $ 644,701
   Deferred tax asset (Note 13)                  734,808    175,000     175,000
   Deferred financing costs                       87,080    101,146     117,749
   Other deferred costs                          106,065         -           -
                                                --------   --------   --------

                                                $1,854,179 $914,762   $ 937,450
                                                ========== ========   =========


Note 8 - Related Party Transactions

The Company has notes receivable from the Advertising Fund of $21,524, $35,524 and $178,444 at December 31, 1998, 1997 and 1996, respectively. The balances relate to an off season build-up for advertising which is reimbursed to the Company in the subsequent year. At December 31, 1996, the Company had a $44,555 non-interest bearing note due to the Advertising Fund which was paid off in 1997.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 8 - Related Party Transactions (continued)

Two directors of the Company own more than 50% in one of the Company's area directorships. The area directorship is managed by an adjacent area director and, during 1997 and 1998, all sales, opening and royalty commissions were paid to the managing area director. The Company made no payments to the area director. At December 31, 1998, $58,149 was owed to the Company on a promissory note due from the area director. During 1997 and 1998, payments on such notes were $4,655 and $6,212, respectively. An additional $18,000 was paid in March 1999 to bring the note and all accrued interest current. The area director is also indebted to the Company for $18,187 in connection with the resale of a Quizno's restaurant once operated by the area director. The area director is reducing this debt by offsetting commissions on royalty fees from that location paid to the managing area director. The debt is expected to be reduced to zero in approximately 18 months. The area director also is indebted to the Company for $14,270 in accounts receivable for wages, accounting fees, royalties and other amounts paid by the Company on behalf of the area director. This will be satisfied by the assignment of equipment with a net book value in excess of $14,000 to the Company.

In 1995, the Company sold an area directorship to a company owned by a director, officer and shareholder for $150,000. During 1997 and 1998, the Company paid the area director no sales commissions and $9,259 and $27,664 in royalties, respectively. The area directorship was sold in 1998 to an unrelated third party.

In 1997, the Company purchased a Quizno's restaurant from a company in which an executive officer is a 50% shareholder. The restaurant paid royalties to the Company of $2,027 in 1997 up to the date purchased by the Company. The purchase price was $80,000 of which $15,000 was paid in cash and $60,000 paid by issuance of the Company's promissory note bearing interest at 11% and payable over 4 years. During 1997 and 1998, the Company made payments pursuant to the promissory note totaling $18,839 and $18,993, respectively.


Note 9 - Line-of-Credit

The Company had a $300,000 line-of-credit and a term note from a financial institution. The line-of-credit and term note were paid off January 1997.


Note 10 - Long-Term Obligations and Convertible Subordinated Debt

                                                        December 31,
                                             ---------------------------------
                                                1998       1997        1996
                                             ----------  ---------  ----------



Various   capital   leases,   with   monthly
 payments    totaling   $26,919    including
 interest at rates ranging from 9.74% to 11%
 and     expiring    through   April   2003.
 Collateralized by restaurant equipment.       $ 986,077   $127,770   $    --

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 10 - Long-Term  Obligations  and  Convertible  Subordinated  Debt
(continued)

                                                        December 31,
                                             ---------------------------------
                                                1998       1997        1996
                                             ----------  ---------  ----------

Note payable to a  financial  institution,
 $1,372    monthly   payments    including
 interest at the bank index rate (8.75% at
 December  31,  1998)  plus   1%,  through
 February 2001, when any unpaid  principal
 and interest  is   due.   The   note   is
 collateralized   by restaurant equipment.       35,869     52,048     68,123

Note  payable to a company,  with interest
 at 11%.  The  note  calls   for   monthly
 payments  of  $1,583 and matures November
 2001.  Collateralized   by the  assets of
 one store with  a  net   book   value  of
 approximately $68,000.                          46,056     59,188         -

Notes  payable to a company with interest at
 11%.  The notes call for  monthly  payments
 of $2,888  and  mature  through  July 2001.
 Collateralized  by the assets of two stores
 with  a   combined   net   book   value  of
 approximately $102,000.                         57,526     82,833         -

Note  payable  to  a company  with  interest
 payments at 10%. The note calls for monthly
 payments  of $10,736 and matures in January
 2004. Collateralized by the assets acquired
 from  Bain's  Deli  Franchise   Associates.
 The  principal  balance  of  the  note  was
 decreased by approximately $431,000 due  to
 provisions in the purchase agreement  which
 allow for  quarterly decreases or increases
 in  the  note  balance  based   on  certain
 performance  standards  of  the  franchises
 acquired.                                      116,118    576,612         -

Note  payable to a  financing  company  with
 interest  at  9.5%.   The  note  calls  for
 monthly  principal and interest payments of
 $2,106   and   matures   July   15,   2003.
 Collateralized by restaurant equipment.         93,742         -          -

Notes  payable,  paid in  full  in 1998  and
 1997                                                -     146,203    511,273
                                               ---------   --------   --------
                                               1,335,388   1,044,654   579,396
Less current portion                            (370,404)  (303,084)  (375,595)
                                               ---------   --------   --------

                                               $ 964,984   $741,570   $203,801
                                               =========   ========   ========

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 10 - Long-Term  Obligations  and  Convertible  Subordinated  Debt
(continued)

Convertible subordinated debt consists of:

                                                        December 31,
                                             ---------------------------------
                                                1998       1997        1996
                                             ----------  ---------  ----------


12.75% Convertible Subordinated Debt,
 $1,155,825 convertible into 10% on a
 fully diluted basis, (372,847 shares
 at   December   31,  1998)  of   the
 Company's  common stock at $3.10 per
 share.  The   warrants  have   a put
 option to the Company on December 31,
 2002, if   the   Company   has   not
 completed a secondary public offering.
 The warrants and underlying stock have
 demand registration rights as well as
 unlimited   piggy  back  registration
 rights.  No value was ascribed to the
 underlying  conversion  rights as the
 conversion price exceeded the trading
 value of the stock  on   the  date of
 issuance.  In   1997,  $500,000   was
 converted  into   100,000  shares  of
 Series B convertible preferred stock.
 On January 6,  1999,    the   Company
 paid  $500,000 to redeem  all  of its
 outstanding  Class B  Preferred Stock
 and  paid off the remaining principal
 of its convertible subordinated  loan.
 As  required by  the  loan  agreement,
 the  Company issued a warrant  to the
 bondholder   to    purchase   372,847
 shares   of  its   common stock at an
 exercise price of $3.10.                   $1,375,000   $1,500,000  $2,000,000
    Less current portion                      (244,084)    (110,912)        -
                                            ----------    ---------- ----------

                                            $1,130,916   $1,389,088  $2,000,000
                                            ==========   ==========  ==========

In connection with the conversion of debt to equity, the Company granted the note holder 42,209 warrants to purchase common stock at $5.00 per share. The inherent value of the options of $44,277 was recorded as deferred offering costs associated with the conversion.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 10 - Long-Term  Obligations  and  Convertible  Subordinated  Debt
(continued)

Maturities of long-term obligations, convertible subordinated debt and capital leases are as follows:

                                           Long-Term
                                          Obligations
                                              and
                                          Convertible
                                          Subordinated  Capital
      Year Ending December 31,                 Debt     Leases        Total
      ------------------------             ----------  --------    ----------

              1999                           $433,162   $277,173    $ 710,335
              2000                            348,657    273,520      622,177
              2001                            366,029    258,912      624,941
              2002                            379,808    255,582      635,390
              2003                            196,655    160,180      356,835
              Thereafter                         -           -            -
                                           ----------  ---------    ---------
                                            1,724,311  1,225,367    2,949,678
              Less amount representing
               interest                           -     (239,290)    (239,290)
                                           ----------  --------    ----------
              Total principal               1,724,311   986,077     2,710,388
              Less current portion           (433,162) (181,326)     (614,488)
                                           ----------  --------    ----------

                                           $1,291,149  $804,751    $2,095,900
                                           ==========  ========    ==========

Included in equipment in the accompanying 1998, 1997 and 1996 balance sheets are assets held under capital leases in the amount of $1,278,925, $161,147 and $83,205, respectively and accumulated amortization of $132,837, $65,079 and $32,850, respectively.


Note 11 - Commitments and Contingencies

The Company leases an office facility, twenty-nine restaurant locations (including stores held for resale or under development) and certain equipment and vehicles under operating lease agreements which provide for the payment of rent totaling approximately $68,000 per month plus common area maintenance costs. One of the restaurant locations also requires the Company to pay 6% of gross sales in excess of $430,000 annually. Rent expense under these operating leases, totaled $642,447, $636,874 and $367,439 during the years ended December 31, 1998, 1997 and 1996, respectively.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 11 - Commitments and Contingencies (continued)

Future minimum rental payments are as follows:

    Year Ending December 31,

             1999                                   $1,016,557
             2000                                      941,494
             2001                                      899,387
             2002                                      835,317
             2003                                      556,852
             Thereafter                              1,093,980
                                                     ---------

                                                    $5,343,587
                                                    ==========

Minimum payments for the year ended December 31, 1998 have not been reduced by minimum rentals of $1,231,873 due in the future under a noncancellable sublease.

The Company has entered into employment agreements with two directors, officers, and stockholders of the Company which provide for the payment of annual salaries totaling $192,000 plus individual bonuses equal to six and ten percent of the positive increase in net income before depreciation, amortization and interest over the prior year. There were no bonuses accrued and paid during 1996; however, $291,260 and $209,000 was accrued at December 31, 1997 and 1998, respectively. One agreement expired in December 1998 while the other agreement expires in December 2003. The annual salary amount, in total, was $303,500 from July 21, 1998 to December 31, 1998 and $220,000 after December 31, 1998.

Litigation

There are various claims and lawsuits pending by and against the Company, which, in the opinion of the management, and supported by advice from legal counsel, will not result in any material adverse effect in excess of amounts accrued in the accompanying consolidated financial statements.

On December 31, 1996, a demand for arbitration was filed by S2D Subs, LLC, a former franchisee of the Company. During 1997, the Company rejected any possible settlement and vigorously defided the action. In May 1998, an arbitration decision was reached whereby the case was discharged and the Company was dismissed of any liability.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 11 - Commitments and Contingencies (continued)

On August 10, 1998, the Company terminated an area director agreement and instituted an arbitration action alleging that the area director had breached various provisions of the area director agreement. On September 1, 1998, the area director denied that he breached the area director agreement, alleged fraudulent termination of the area director agreement, alleged that the Company failed to refund or pay certain amounts due him and alleged that the Company violated various state and federal franchise and securities laws by misstating revenues in publicly filed documents. Hearings in this matter were held before the American Arbitration Association from March 8-16, 1999. During the hearings, the respondent demanded damages in excess of $4 million. The Company argued that should the arbitration panel find the respondent entitled to damages, the amount should not exceed $450,000, which is the value of the territory as of the date the respondent's area director agreement was terminated. The Company believes that any award to the respondent will not exceed the value of that territory, which the Company now owns.

Service Agreement

In connection with the Bain's acquisition, the Company entered into a two year consulting agreement with a seller of Bain's to provide various services to the Company for $50,000 per year. This agreement expires as of February 2000.


Note 12 - Stockholders' Equity

Convertible Preferred Stock

Series A convertible preferred stock bears a 6.5% cumulative dividend, payable monthly and is convertible into common shares on a one for one basis and is callable by the Company with sixty days notice. The Series A convertible preferred stock has a liquidation preference of $6 per share plus all then accrued and unpaid cumulative dividends.

Series B convertible preferred stock bears a 12.75% cumulative dividend, payable monthly and is convertible after five years at the then market value of the common stock. The Series B convertible preferred stock is redeemable at the Company's option at $5.00 per share and has a liquidation preference of $5.00 per share plus all then accrued and unpaid cumulative dividends. The Series B convertible preferred stock was redeemed in full in 1999.

Series C convertible preferred stock bears a 12.00% cumulative dividend, payable monthly and is convertible into common stock on a one-for-one basis at $5.00 per share. The Series C convertible preferred stock is redeemable at the Company's option at $5.00 per share and has a liquidation preference of $5.00 per share plus all then accrued and unpaid cumulative dividends.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 12 - Stockholders' Equity (continued)

During 1997, the Company sold 167,000 shares of Series C convertible preferred stock at $5.00 per share. The Company incurred legal and accounting costs related to the sale of $36,454.

Stock Options and Warrants

The Company has established an Employee Stock Option Plan (the Plan). The Company has reserved 320,000 shares of its Common Stock for issuance upon the exercise of options available for grant under the Plan. Options are granted under the plan at not less than the market price of the Company stock. The options cannot be exercisable for more than ten years. Options granted under the Plan will include incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (NQSOs). Under the terms of the Plan, all officers and employees are eligible for ISOs. During the years ended December 31, 1998, 1997 and 1996, 117,205, 98,550 and 53,073,
options were granted under the Plan, respectively.

Additionally, the Company has established an Amended and Restated Stock Option Plan for Non-Employee Directors and Advisors (Director Plan). The Company has reserved 140,000 shares of common stock for issuance upon the exercise of options granted or available for grant to non-employee directors and advisors under the Director Plan. The Director Plan provides that any person who becomes a non-employee director or advisor of the Company may receive an option to purchase 4,000 shares (or a pro rata portion thereof) at their fair market value on the date such person becomes a non-employee director or advisor, and on the first day of each year thereafter as long as the person continues as a non-employee director or advisor, limited to the overall number of shares available for issuance under the Director Plan. Options that expire or are canceled may be re-granted under the Director Plan at the discretion of the Board of Directors. The options expire after ten years. During the years ended December 31, 1998, 1997, and 1996, 28,000, 18,000 and 20,000 options were granted under the Director Plan, respectively.

In February 1999, the Board of Directors approved an increase to 670,000 shares for the Plan and 200,000 shares for the Director Plan subject to approval by the shareholders.

In 1997, the Company granted stock options covering 48,500 shares to Area Directors pursuant to individual contracts. The Company established an Area Director Equity Participation Rights Stock Option Plan (AD Plan) providing for grants of stock options to Area Directors beginning in 1998. During 1998, the Company granted stock options covering 60,375 shares pursuant to the AD Plan. Options are granted under the AD Plan at the market price of the common stock for six month options or a 20% discount (not to exceed $1.20) if the grantee exercises within seven business days of the grant. The Company recorded $33,950 related to the inherent value of the options granted to Area Directors in 1997. No amounts were recorded for inherent value of the options for 1998.
                                F - 25

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 12 - Stockholders' Equity (continued)

In 1996, the Company issued warrants to purchase 372,847 shares of its common stock to a lender in connection with a $2,000,000 convertible subordinated loan made to the Company. The warrants are exercisable at $3.10 per share and expire on December 31, 2004. Additionally, in 1997, the Company issued warrants to purchase another 42,209 shares of its common stock to the same lender in connection with the lender's conversion of $500,000 of the convertible subordinated debt to Class B preferred stock. The warrants are exercisable at $5.00 per share and do not have an expiration date. These warrants are reduced to 20,597 if the Company meets certain earnings goals through 2000.

In connection with the Company's public offering, the Company issued a warrant for the underwriter to purchase up to 100,000 shares of its common stock at $5.00 per share. During 1998, 80,000 warrants were exercised and the remaining 20,000 were cancelled. Additionally in 1997, the Company issued 33,000 warrants to consultants that allowed the holders to purchase 33,000 shares of common stock at $5.40 to $5.50 per share. These warrants expire through December 2000.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans as they relate to options issued to employees and directors.

Had compensation cost for the Company's two employee stock option plans been determined based on the fair value at the grant date for consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        December 31,
                                              -------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ---------

Net  income  (loss)   applicable  to  common
 stockholders - as reported                    $891,725  $(183,618) $(1,075,908)
Net  income  (loss)   applicable  to  common
 stockholders - pro forma                      $586,960  $(433,536) $(1,218,264)
Basic earnings (loss) per share - as reported  $    .30  $    (.06) $      (.38)
Basic earnings (loss) per share - pro forma    $    .19  $    (.15) $      (.43)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 42%; discount rate of 5.5%; and expected lives of up to 10 years.
                                F - 26

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 12 - Stockholders' Equity (continued)

The following is a table of the shares covered by the options and warrants granted:
                                                                  Exercise
                                                Options and         Price
                                                   Warrants       Per Shares
                                                -----------    --------------

Balance, December 31, 1996                        693,540      $3.00 - $5.75
    Granted                                       240,259      $3.44 - $5.50
    Forfeited or exercised                        (45,739)     $3.13 - $5.00
                                                 --------      -------------

Balance, December 31, 1997                        888,060      $3.00 - $5.75
    Granted                                       205,580      $3.90 - $7.88
 Forfeited or exercised                          (197,102)     $3.00 - $7.75
-----------------------                          --------      -------------

Balance, December 31, 1998                        896,538      $3.00 - $7.88
                                                 ========      =============

The weighted average option and warrant exercise price at December 31, 1998 is $4.05. The weighted average remaining contractual life is 63 months.

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


Note 13 - Income Taxes

The components of the provision for income tax benefit for the year ended December 31, 1998 are as follows:
                                                December 31,
                                                    1998
                                                -----------



Current income tax expense                       $  213,500
Deferred income tax benefit                        (582,053)
                                                 ----------

                                                 $  368,553
                                                 ==========

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 13 - Income Taxes (continued)

Prior to 1998, the Company had provided for a valuation allowance against its deferred tax asset as management had determined that it was more likely than not that the Company would not realize its deferred tax asset. In 1998, management determined it would be more likely than not they would realize their deferred tax asset and this has eliminated its valuation allowance against the deferred tax asset resulting in a benefit of $582,053 reflected in the statement of operations for the year ending December 31, 1998.

Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the tax rates in effect for the year in which the differences occur. In 1998, the Company's deferred income tax assets and liabilities result primarily from differing depreciation and amortization periods of certain assets, deferred franchise revenue and costs and the recognition of certain expenses for financial statement purposes and not for tax purposes. For 1997 and 1996, the deferred income tax assets related primarily to net operating losses.

The net current and long-term deferred tax assets (liabilities) in the accompanying balance sheet include the following items:

                                                        December 31,
                                              -------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ---------

Current deferred tax asset                     $ 81,260   $     -    $      -
Current deferred tax liabilities                     -          -           -
                                               --------   --------   --------

                                               $ 81,260   $     -    $      -
                                               ========   ========   ========


                                                        December 31,
                                              -------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ---------

Long-term deferred tax asset                  $1,673,620   $900,000  $ 736,000
Long-term deferred tax liability                (938,812)        -         -
                                              ----------   --------   --------
                                                 734,808    900,000    736,000
      Less impairment                                -     (725,000)  (561,000)
                                              ----------   --------  ---------

                                                 734,808    175,000    175,000
                                              ----------   --------  ---------

Net deferred tax asset                        $  816,068   $175,000  $ 175,000
                                              ==========   ========  =========

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 13 - Income Taxes (continued)

Rate Reconciliation

The reconciliation of income tax expense (benefit) by applying the Federal statutory tax rates to the Company's effective income tax rate is as follows:

                                                        December 31,
                                              -------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ---------

Federal statutory rate                             34.0%     (34.0)%    (34.0)%
Nondeductible expenses                              8.4        -          -
Other - deferred  including  utilization  of      (13.5)       -          -
NOL
Valuation allowance                               (78.0)      34.0       34.0
                                               --------   --------   --------

                                                  (49.1)%      - %         - %
                                               ========   =======    ========


Note 14 - Employee Benefit Plan

The Company has adopted a 401(k) plan during 1995 for its employees. Participation is voluntary and employees are eligible to participate at age 21 and after one year of employment with the Company. The Company matches 50% of the employee's contribution up to $10,000 of the employee's salary.

A participant's vested benefit is fully distributed upon death or disability and is distributed upon termination of employment according to the following vesting schedule:

   Years of Services       Percentage

          1                     0%
          2                    25%
          3                    50%
          4                    75%
          5                    100%

The Company has contributed $31,675, $33,251 and $10,525 to the Plan for the years ended December 31, 1998, 1997 and 1996, respectively.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements.


Note 15 - Earnings (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

                                                        December 31,
                                              -------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ---------
Numerator
  Numerator for basic and diluted earnings
  per share - net income (loss)               $891,725   $(183,616) $(1,075,908)
                                              ========   =========  ===========

Denominator
  Denominator for basic earnings per share
  - weighted average shares                   3,014,042  2,878,310  2,864,757
  Effect of dilutive securities -
  convertible debt, options and warrants        431,930         -           -
                                               --------   --------   --------
  Denominator for diluted earnings per
  share - adjusted weighted average shares    3,445,972  2,878,310  2,864,757
                                              =========  =========  =========

  Basic earnings (loss) per share             $     .30  $    (.06) $    (.38)
                                              =========  =========  =========

  Diluted earnings (loss) per share           $     .26  $    (.06) $    (.38)
                                              =========  =========  =========

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

The names of and other information about the Directors of the Company as of March 16, 1999, are set forth below:


      Nominee          Age     Position(s) with Company         Director Since

Richard E. Schaden      35     President, Chief
                               Executive Officer and
                               Director                              1991

Richard F. Schaden      60     Secretary and Director                1991


Frederick H. Schaden    52     Director                              1993


J. Eric Lawrence        31     Director                              1997


Brownell E. Bailey      45     Director                              1993


Mark L. Bromberg        48     Director                              1997


Each director is currently serving a one year term that will end on the date of the Company's 1999 Annual Meeting of Shareholders. The Board of Directors has nominated each of its members to stand for election for an additional one year term at such Annual meeting.

Director's Biographical Information

Mr. Richard E. Schaden has been President and a Director of the Company since its inception on January 7, 1991. Mr. Schaden had been a principal and the chief operating officer of Schaden & Schaden, Inc., a company that owned and operated Quizno's franchised Restaurants from 1987 to 1994 when it was sold to the Company. Mr. Schaden graduated Magna Cum Laude from the University of Colorado with a degree in Business Management and Finance. See "Certain Transactions."

Mr. Richard F. Schaden has been Secretary and a Director of the Company since its inception on January 7, 1991. He had been a Vice President of the Company until December 31, 1998. Mr. Schaden had been a principal of Schaden & Schaden, Inc., a company that owned and operated Quizno's franchised Restaurants from 1987 to 1994 when it was sold to the Company. Mr. Schaden is the founding partner of the law firm of Schaden, Katzman, Lampert & McClune with offices in Bloomfield Hills, Michigan and Broomfield, Colorado. Mr. Schaden graduated from the University of Detroit with a Bachelor of Science in Aeronautical Engineering, received his Juris Doctorate from the University of Detroit Law School and is an internationally known, well-published attorney, specializing in aviation law. Prior to entering the legal profession, Mr. Schaden was an aeronautical engineer for Boeing Aircraft and Continental Aviation and Engineering. Mr. Schaden has been on the board of numerous private companies. See "Certain Transactions."

Mr. Brownell M. Bailey is a self-employed real-estate development consultant, land planner and design engineer. He has been self-employed for over five years. Prior employment included the management of field operations and contract services for the acquisition, development and construction of resort properties, including residential, mixed use, and commercial projects. Mr. Bailey has a B.A. degree from Union College and a B.S. degree in Urban Planning and Engineering from Worcester Polytechnic Institute.

Mr. Frederick H. Schaden is an Executive Vice President of the Automotive Consulting Group of Aon Consulting, Inc. Aon Consulting, Inc. is a subsidiary of Aon Corporation, a publicly held company with annual revenues of nearly $6 billion. He has been employed by Aon and its predecessors for over 25 years and has served as a senior officer since 1981. Mr. Schaden earned a B.S. in Business Administration from Xavier University in Cincinnati, Ohio. See "Certain Transactions."

Mr. J. Eric Lawrence has been the General Partner of Retail & Restaurant Growth Capital, L.P. ("RRGC"), a $60 million investment fund focused on providing growth and expansion capital to small businesses in the retail and restaurant industries, since December 1995. RRGC is a Small Business Investment Company, federally licensed by the Small Business Administration. RRGC loaned $2,000,000 to the Company in 1996, and Mr. Lawrence serves on the Board pursuant to a contractual arrangement between the Company and RRGC. Mr. Lawrence has been extensively involved in the analysis of the financial, operational and managerial aspects of retail and restaurant companies throughout his career. Prior to RRGC, he served as Vice President of Strategic Retail Ventures, Inc., a boutique financial consulting and private investment firm focusing on the needs of specialty retail and restaurant companies from March 1993 to December 1995. Prior to SRV, Mr. Lawrence was a Senior Consultant with Arthur Andersen, in Dallas, Texas. Mr. Lawrence is a licensed C.P.A., and is a graduate of Southern Methodist University with a B.B.A. in Accounting and Minor in Economics, which included study abroad at Oxford University, Oxford, England.

Mr. Mark L. Bromberg has been a self-employed management consultant providing strategic planning, positioning and senior management consulting services to the hospitality industry, for over five years. Mr. Bromberg is the former President & CEO of East Side Mario's Restaurants Inc., the Dallas based subsidiary of Pepsi-co, which he grew from one restaurant in 1988 to 30 in 1993 when it was sold to Pepsi-co. Mr. Bromberg has been the founder and President of a number of causal dining restaurant chains, including Mr. Greenjeans, Ginsberg & Wong and Lime Rickey's and served as President of Prime Restaurant Group, the largest privately-held restaurant chain in Canada. He holds a B.S. and an M.B.A. from Cornell University and remains highly involved in foodservice education as a curriculum advisor and guest lecturer. He is a past chairman of the Canadian Restaurant and Foodservice Association and is a past director of the National Restaurant Association of the U.S. Mr. Bromberg was elected to the Board of Directors pursuant to a contractual arrangement with RRGC that required the election of an additional Board member acceptable to RRGC.

Executive Officers

      The following  table sets forth (i) the names of the  executive  officers,
(ii) their ages, and (iii) the capacities in which they serve the Company:



  Nominee                Age     Position(s) with Company


 Richard E. Schaden       35     President, Chief Executive
                                  Officer and Director

 Mark R. Laramie          48     Chief Operating Officer

 Robert W. Scanlon        52     Executive Vice President for Development

 Sue A. Hoover            52     Executive Vice President for Marketing

 Patrick E. Meyers        39     Vice President and General Counsel

 John L. Gallivan         52     Chief Financial Officer, Treasurer and
                                  Assistant Secretary

 Richard F. Schaden       60     Secretary and Director

Executive Officer's Biographical Information

See "Director's Biographical Information" above for a description of the backgrounds of Richard E. Schaden and Richard F. Schaden.

Mark R. Laramie joined the Company in 1998 as the Chief Operating Officer. Prior to joining the Company, he was a managing member and owner of Great Lakes Restaurant Group, LLC from November 1997 through August 1998. From July 1996 through October 1997, Mr. Laramie was a managing member of Peer Group, LLC, a franchisee of Little Caesars Pizza in Michigan. Mr. Laramie was also the Vice President of Franchising for Little Caesars Enterprises, Inc. from August 1980 through June 1996. He received his B.S. degree from Eastern Michigan University in 1973.

Robert W. Scanlon has been our Executive Vice President of Development since October 1998. Mr. Scanlon served as our Senior Vice President of Real Estate/Design & Construction from August 1997 through September 1998. He also served as our Senior Vice President of Concept Development and Design from January 1997 to July 1997 and as our Vice President of Nontraditional Development from May 1996 to December 1996. From June 1990 through April 1996, he was first Vice President of Sales and Marketing and later Vice President of Business Development for Carts of Colorado, located in Commerce City, Colorado, an equipment manufacturer. Mr. Scanlon graduated from the University of Texas, with a B.S. degree in 1973.

Sue A. Hoover joined the Company as Director of Marketing in 1991 as Director of Marketing and served in that capacity until 1996, when she left to start her own marketing firm, although her firm continued to provide marketing services to the Company. She rejoined the Company as Senior Vice President of Marketing in 1997 and was named an Executive Vice President of Marketing in October 1998. Ms. Hoover graduated from the University of Iowa with a B.A. in 1968.

Patrick E. Meyers joined the Company in 1997. He had been an associate with the Denver law firm of Moye, Giles, O'Keefe, Vermeire & Gorrell since September 1991, and was selected as a partner of that firm in 1996. Before that he served as a judicial law clerk to a Justice of the Colorado Supreme Court from July 1990 to September 1991. Mr. Meyers received his J.D. degree from the University of California, Hastings College of Law and his B.A. degree from the University of Colorado - Denver. Mr. Meyers served as a director of the Company from 1993 to 1997, when he resigned to become a full-time employee of the Company.

John L. Gallivan joined the Company as Chief Financial Officer in 1994. He was later elected Treasurer and Assistant Secretary. Prior to his joining the Company, he was a director and Executive Vice President of Grease Monkey Holding Corporation of Denver, a franchisor, owner, and operator of over 200 ten minute oil change and fluid maintenance centers in the U.S. and Mexico from 1979 through April 1994. He is a member of the Colorado Society and the American Institute of CPAs. He graduated from the University of Colorado at Boulder with a bachelors degree in accounting.

Compliance with Section 16(a) of  the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers (including a person performing a policy-making function) and persons who own more than 10% of a registered class of the Company's equity securities ("10% Holders") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% Holders are required by SEC regulations to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely upon such reports, the Company believes that during 1998 its directors, advisors, officers and 10% Holders complied with all filing requirements under Section 16(a) of the Exchange Act, except for Mr. Steven Shaffer, a Senior Regional Vice President, who inadvertently failed to file his Form 3 in a timely manner, and who inadvertently failed to file a Form 4 related to the exercise of options, which was remedied in his Form 5 for 1998.

ITEM 10.   EXECUTIVE COMPENSATION

Executive Compensation

Set forth below is information about the compensation during 1998 of the Company's Chief Executive Officer, the four most highly compensated executive officers of the Company at the end of 1998, other than the CEO, and additionally the two most highly compensated non-executive officers (the "Named Officers").

Summary Compensation Table. The following table provides certain summary information for fiscal 1998, 1997, and 1996, concerning compensation awarded or paid to, or earned by, the Named Officers:



                                            Annual Compensation            Long-Term and Other Compensation
                                    ------------------------------------  -----------------------------------
                                                                              Option          401(K) Plan
Name and Position           Year     Salary        Bonus      Other(1)       Shares(2)       Contribution(3)
-----------------        ---------  --------    ----------  ------------  -------------    ------------------

Richard E. Schaden,      12/31/96    $108,500     $      0    $  11,039              0           $2,160
 President and Chief     12/31/97    $108,500     $125,731    $  10,168          4,000           $2,534
 Executive Officer       12/31/98    $181,452     $130,625    $  15,361          5,164           $2,000

Richard F. Schaden,      12/31/96    $ 83,500     $      0    $       0              0           $    0
 Vice President and      12/31/97    $ 83,500     $ 75,439    $       0              0           $    0
 Secretary               12/31/98    $ 83,500     $ 78,375    $       0              0           $    0

Robert W. Scanlon,       12/31/96    $ 49,110     $  5,316    $       0          4,000           $    0
 Executive Vice          12/31/97    $ 79,998     $ 13,276    $       0          4,000           $1,168
 President for           12/31/98    $ 85,783     $ 28,115    $       0          5,164           $3,418
 Development

Sue A. Hoover,           12/31/96    $ 24,000     $      0    $       0              0           $  600
 Executive Vice          12/31/97    $ 33,000     $      0    $       0          4,000           $  654
  President for          12/31/98    $ 90,479     $ 13,968    $       0          9,164           $3,016
  Marketing

John L. Gallivan,        12/31/96    $ 85,000     $  6,100    $       0          4,000           $5,100
 Chief Financial         12/31/97    $ 79,165     $  9,400    $       0          4,000           $2,376
 Officer and             12/31/98    $ 90,945     $ 11,961    $       0          5,164           $3,080
 Treasurer

Scott K. Adams,          12/31/96    $ 62,936     $ 64,747    $       0          9,773           $    0
 Senior Vice             12/31/97    $220,347     $      0    $       0          4,000           $   37
 President for           12/31/98    $ 59,836     $198,457    $       0          5,164           $    0
 Development(4)

John F. Fitchett,        12/31/96    $ 55,385     $      0    $       0          4,000           $    0
 Senior Regional         12/31/97    $ 82,176     $ 30,778    $       0          4,000           $1,143
 Vice President          12/31/98    $ 92,004     $ 21,651    $       0          5,164           $2,102
 for the East
 Region


------

(1) The Company provides Mr. Richard E. Schaden with an automobile allowance for both business and personal use and pays $1,200 annually in term life insurance premiums on his behalf.

(2) The Company, as an incentive for its eligible employees to endeavor to enhance the Company's performance and assure its future success, grants options to purchase shares of its Common Stock to successful employees from time to time under its Employee Stock Option Plan. All options indicated in this table have been granted under such Plan.

(3) The Company has provided its employees with a 401(K) Employee's Savings Plan, pursuant to which the Company contributes to each eligible employee's account an amount equal to 50% of such employee's annual contribution, up to 6% of such employee's total annual compensation. The Company has issued shares of its Common Stock for 50% of its annual contribution to each account under its 401(K) Plan. Beginning in 1999, the limit on the amount of an employee's total annual compensation that will receive a 50% match has been amended to be $10,000.

(4)  Mr. Adams terminated his employment with the Company in 1998.

Stock Option Awards. The Company adopted its Employee Stock Option Plan (the "Employee Plan") in 1993. The purposes of the Employee Plan are to enable the Company to provide opportunities for certain officers and key employees to acquire a proprietary interest in the Company, to increase incentives for such persons to contribute to the Company's performance and further success, and to attract and retain individuals with exceptional business, managerial and administrative talents, who will contribute to the progress, growth and profitability of the Company. As of March 16, 1999, the Company had issued 11,436 shares upon exercise of options under the Employee Plan and has 308,564 shares currently reserved for issuance under the Employee Plan. The Board of Directors of the Company has authorized a proposal to increase the number of shares of Common Stock reserved for issuance under the Employee Plan from 320,000 to 670,000 to be presented to the Company's shareholders at the next Annual Meeting.

Options granted under the Employee Plan include both incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQOs"). Under the terms of the Employee Plan, all officers and employees of the Company are eligible for ISOs. The Company determines in its discretion, which persons will receive ISOs, the applicable exercise price, vesting provisions and the exercise term thereof. The terms and conditions of option grants do differ and are set forth in the optionees individual stock option agreement. Such options generally vest over a period of one or more years and expire after up to ten years. In order to qualify for certain preferential treatment under the Code, ISOs must satisfy the statutory requirements thereof. Options that fail to satisfy those requirements will be deemed NQOs and will not receive preferential treatment under the Code. Upon exercise, shares will be issued upon payment of the exercise price in cash, by delivery of shares of Company Common Stock, by delivery of options granted under the Employee Plan or a combination of any of these methods.
                                     - 32 -

                      Option Grants in 1998
                     -----------------------
                      Number of
                      Shares of
                       Common
                        Stock   Percentage of
                     Underlying Total Options
                       Options    Granted to
                       Granted     Employees   Exercise  Expiration
       Name            in 1998      in 1998     Price       Date
------------------   ----------   ----------  ---------  ----------

Richard E. Schaden      5,164         4.4%       $5.37      (1)
Richard F. Schaden        0           N.A.       N.A.       N.A.
Robert W. Scanlon       5,164         4.4%      $4.875      (1)
Sue A. Hoover           5,165         4.4%      $4.875      (1)
Sue A. Hoover           4,000         3.4%       $7.25   11/05/08(2)
John L. Gallivan        5,164         4.4%      $4.875      (1)
Scott K. Adams          5,164         4.4%      $4.875      (1)
John F. Fitchett        5,164         4.4%      $4.875      (1)


(1) The options have two expiration dates. In each case, the options covering 75% of the underlying shares expire on April 30, 1999, and the options covering 25% of the underlying shares expire May 9, 2001.
(2)  The options vest in equal amounts annually over five years.


                                                    Number of Securities                Value of Unexercised
                                                   Underlying Unexercised               In-the-Money Options
                                                    Options at Year-End                     at Year-End(1)
                    Shares        Value        -----------------------------      -------------------------------
Name               Exercised     Realized      Exercisable     Unexercisable      Exercisable       Unexercisable
------             ---------     --------      -----------     -------------      -----------       -------------

Richard E. Schaden       0            0           1,087             5,164             $3,654             $11,645
Richard F. Schaden       0            0               0                 0                  0                   0
Robert W. Scanlon        0            0           2,400            10,764             10,200              37,001
Sue A. Hoover            0            0          10,800            12,364             29,350              18,047
John L. Gallivan         0            0           7,006            12,364             27,827              44,347
Scott K. Adams           0            0          15,451            16,424             52,605              59,829
John F. Fitchett         0            0           2,400            10,764             10,200              37,001



(1) The dollar values are calculated by determining the difference between $7.625 per share, the fair market value of the Common Stock at December 31, 1998, and the exercise price of the respective options.

Employment Contracts. Richard E. Schaden has entered into an Employment Agreement with the Company that terminates on December 31, 2003. His contract provides that he will serve as President and Chief Executive Officer of the Company. Mr. Schaden will devote his full time to the Company. His annual base salary was increased to $220,000, effective July 21, 1998. Such amount may be adjusted from time to time by mutual agreement between Mr. Schaden and the Board of Directors. The contract provides an annual bonus equal to 10% of any positive increase in earnings before interest, taxes, depreciation and amortization for such full calendar year over the level of such amount for the prior full calendar year. Mr. Schaden will receive a monthly automobile allowance of up to $620.00 plus up to $150.00 for insurance coverage. He will also receive a per diem travel allowance of $30.00 per day while traveling on Company business. The contract provides that the Company will pay one-half of Mr. Schaden's medical insurance coverage and one-half of the cost of disability insurance. The Company will pay for $1,000,000 of term life insurance for Mr. Schaden, payable to his designated beneficiary. The Company may terminate the Employment Agreement for cause upon ninety days notice. Mr. Schaden may terminate the Employment Agreement upon ninety days notice.

Richard F. Schaden entered into an Employment Agreement with the Company in 1993 that terminated on December 31, 1998. Mr. Schaden did not devote his full time to the Company, but devoted such time to the Company as the Company requested. His base salary was $83,500 per year under the contract. The contract provided an annual bonus equal to 6% of any positive increase in earnings before interest, taxes, depreciation and amortization for such full calendar year over the level of such amount for the prior full calendar year. Although his Employment Agreement has terminated, Mr. Schaden continues to serve as Secretary and a Director of the Company.

None of the other Named Officers have an employment agreement with the Company.

Director Compensation

Directors who are not officers or employees of the Company are paid $500 per day for each Board and Committee meeting they attend and they are reimbursed for their reasonable expenses of attending such meetings. In addition, such directors receive an annual grant of options to purchase 4,000 shares of Company Common Stock, which immediately vest.

During 1998, the Company paid each of its non-employee directors, Messrs. Bailey, Bromberg, Lawrence and Frederick Schaden ("Outside Directors"), $2,000, as compensation for their attendance at Board and Committee meetings. For their service during 1998, the Outside Directors each received a grant of options to purchase 4,000 shares of Company Common Stock that immediately vested.


ITEM 11.   SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL   OWNERS  AND
           MANAGEMENT

                        PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding beneficial ownership of the Company's equity securities (common stock and two classes of preferred stock) as of March 16, 1999, (a) by each person known to the Company to own beneficially more than 5% of the Company's Common Stock, (b) each of the Company's Named Officers and directors and (c) by all officers and directors of the Company named herein as a group.


                                                            Class A                      Class C
                                                Class A    Preferred      Class C       Preferred
                      Common       Common      Preferred     Stock       Preferred        Stock
                       Stock        Stock        Stock     Percentage      Stock        Percentage
      Name            Owned(1)    Percentage     Owned        Owned        Owned          Owned
------------------    --------   -----------   ----------   ---------   ------------   -------------


Richard E. Schaden   859,117(2)      27.4%       73,000          50%           0              0
1099 Eighteenth
St., Suite 2850
Denver, CO  80202

Richard F. Schaden   882,667(2)      27.9%       73,000          50%      34,000          20.4%
11870 Airport Way
Broomfield, CO
80021

Retail &             405,612(3)      11.7%            0           0            0             0
Restaurant Growth
Capital, L.P.
10000 N. Central
Expressway
Suite 1060
Dallas, TX  75231

Brownell M. Bailey   42,000(4)        1.4%            0           0       20,000         12.0%
10 Parkway Drive
Englewood, CO
80110

Mark L. Bromberg     10,000(4)         *              0           0            0            0
1801 Kings Isle
Drive
Plano, TX  75093

J. Eric Lawrence     12,000(4)         *              0           0            0            0
10000 N. Central
Expressway
Suite 1060
Dallas, TX  75231

Frederick H.         24,000(4)         *              0           0        2,000         1.1%
Schaden
100 South Wacker
Drive, Suite 860
Chicago, IL   60606

Robert W. Scanlon     6,273(4)         *              0           0            0           0
1099 18th Street,
Suite 2850
Denver, CO 80202

Sue A. Hoover        23,074(4)         *              0           0            0           0
1099 18th Street,
Suite 2850
Denver, CO 80202

John L. Gallivan     13,297(4)         *              0           0            0           0
1099 18th Street,
Suite 2850
Denver, CO 80202

Scott K. Adams       21,606(4)         *              0           0            0           0
1099 18th Street,
Suite 2850
Denver, CO 80202

John F. Fitchett      6,273(4)         *              0           0            0           0
1099 18th Street,
Suite 2850
Denver, CO 80202

All Executive     1,932,990           56.7%     146,000         100%      56,000       33.5%
Officers and
Directors  as a
Group 14 persons)
------------------------------------------------------------------

------------------------
*   Indicates less than 1% of the shares outstanding

(1) The persons named in the table have sole voting power with respect to all shares of Common Stock shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from the filing date of the Report, upon the exercise of options or warrants or conversion of convertible securities. The record ownership of each beneficial owner is determined by assuming that options or warrants or convertible securities that are held by such person and that are exercisable or convertible within sixty (60) days have been exercised or converted. The total outstanding shares used to calculate each beneficial owner's percentage also assumes such options, warrants or convertible securities will be exercised or converted. The Company's Class A and Class C Preferred Stock are currently convertible into Quizno's Common Stock.
(2) Richard E. Schaden and Richard F. Schaden hold all of their Common Stock and Preferred Stock of the Company in a voting trust pursuant to which they are joint voting trustees (excluding 577 shares allocated to Richard E. Schaden under the Company's 401(K) Plan, 2,913 shares owned by Richard E. Schaden as a result of exercising Company stock options and 34,000 shares of Class C Convertible Preferred Stock owned by Richard F. Schaden). However, each of them, individually, has been given a proxy by the voting trust to vote 50% of the shares owned by the voting trust. The remaining duration of the voting trust agreement is 5 years, subject to extension. Of the shares indicated as owned by each of them, 73,000 may be acquired by conversion of Class A Convertible Preferred Stock, 34,000 may be acquired by Richard F. Schaden by conversion of Class C Convertible Preferred Stock, and 4,960 may be acquired by Richard E. Schaden through the exercise of options.
(3) Retail & Restaurant Growth Capital, L.P. ("RRGC"), in connection with a loan to the Company that has since been repaid, has been issued two Warrants by the Company. One is exercisable for 372,847 shares of Common Stock at an exercise price of $3.10, subject to adjustment in certain circumstances. The other is exercisable for 42,209 shares of Common Stock at an exercise price of $5.00 per share, subject to adjustment in certain circumstances.
(4) All of the shares indicated as owned by Messrs. Lawrence, Bromberg, Fitchett and Scanlon may be acquired through the exercise of options by the holder. All of the shares indicated as owned by Messrs. Bailey and Frederick Schaden may be acquired through the exercise of options or conversion of Class C Convertible Preferred Stock by the holder. All of the shares indicated as owned by Messrs. Gallivan and Adams and Ms. Hoover may be acquired through the exercise of options by the holder, except for 1,794 shares, 2,482 shares and 8,000 shares held by each of them, respectively.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 1996, Retail & Restaurant Growth Capital, L.P. ("RRGC") made a $2,000,000 loan to the Company, a portion of which was convertible into 372,847 shares of the Company's Common Stock which accrued interest at 12.75% per annum. If the loan were repaid before conversion, RRGC would receive a warrant to purchase the same number of shares of the Company's Common Stock at $3.10 per share. On October 8, 1997, the Company and RRGC amended the loan agreement to provide for the conversion of $500,000 of the principal amount of the loan into 100,000 shares of the Company's Class B Preferred Stock, reducing the outstanding principal amount of the loan to $1,500,000. The Class B Preferred Stock was non-voting, with a cumulative dividend of 12.75%. In connection with such amendment, the Company also issued a Warrant to RRGC that granted it the right to purchase up to 42,209 shares of the Company's Common Stock at $5.00 per share. Such number of shares of Common Stock is subject to downward adjustment if the Company meets certain net income and other goals. In no case will the warrant be exercisable for less than 20,597 shares of the Company's Common Stock. On January 6, 1999, the Company paid off the loan from RRGC, issued to RRGC the Warrant to purchase 372,847 shares of Common Stock referred to above and redeemed the Class B Preferred Stock held by RRGC.

Effective October 1, 1994, a wholly-owned subsidiary of the Company acquired by merger all of the assets and obligations of Schaden & Schaden, Inc., a Colorado corporation ("SSI"), owned by Richard E. Schaden and Richard F. Schaden. The assets of SSI included five wholly-owned Quizno's Classic Subs Restaurants located in and near Denver, a majority interest in a sixth Quizno's Classic Subs Restaurant located near Denver, and interests in two area directorships for the Company owning three Quizno's Classic Subs Restaurants in the Chicago area and two Quizno's Classic Subs Restaurants in Michigan as well as other assets. The consideration paid by the Company to the Schadens, as selling shareholders, was $1,139,000, of which $263,000 was paid in cash and $876,000 was paid in the Company's Preferred Stock. The Class A Preferred Stock is non-voting, bears a 6.5% cumulative dividend, and became convertible on November 1, 1997 into 146,000 shares of the Company's Common Stock. The Company may call the Class A Preferred Stock upon 60 days notice. During 1996 and 1997 each preferred shareholder received dividends of $28,470 annually.

Richard F. Schaden and Frederick H. Schaden, directors of the Company, each own an interest in one of the Company's Area Directors, Illinois Food Management, Inc. ("IFM"). The Company also owns approximately 12% of IFM. The Area Directorship is managed by an adjacent Area Director and, during 1997 and 1998, all sales, opening and royalty commissions were paid to the managing Area Director. The Company made no payments to IFM. In early 1996, IFM requested that the Company convert to a promissory note certain amounts owed to the Company by IFM. As a result of such request, IFM has issued to the Company a promissory note for $63,547 payable over 6 years with an interest rate of 12% per annum. At December 31, 1998, $ 58,149 was owed to the Company on this promissory note. During 1997 and 1998, payments on such note were $4,655 and $6,212, respectively. IFM is also indebted to the Company for $18,187 in connection with the resale of a Restaurant once operated by IFM. IFM is reducing this debt by offsetting commissions on royalty fees from that location paid to the managing Area Director. The debt is expected to be reduced to zero in approximately 18 months. IFM also is indebted to the Company for $14,270 in accounts receivable for wages, accounting fees, royalties and other amounts paid by the Company on behalf of IFM. In 1999, IFM contributed its area directorship to an entity which became the successor Area Director.

In 1995 the Company sold the Area Director rights for the Detroit, Michigan area to a company wholly-owned by Richard F. Schaden. The fee to the Company was $150,000, which is consistent with the then fees received for the sale of area directorships to unaffiliated parties, and was paid in cash. During 1997 and 1998, the Company paid the Area Director $9,259 and $27,664 in royalties, respectively. The area directorship was sold by Mr. Schaden in 1998 to an entity owned by Scott Adams, a former Company employee, and the Company approved the transfer of the Area Director Marketing Agreement.

In 1997, the Company purchased a Restaurant from a company in which Sue Hoover, the Company's Executive Vice President of Marketing, is a 50% shareholder. The Restaurant paid royalties to the Company of $2,027 and $0 in 1997 and 1998, respectively, up to the date purchased by the Company. The purchase price was $80,000, of which $15,000 was paid in cash and $65,000 paid by issuance of the Company's promissory note bearing interest at 11% and payable over 4 years. During 1997 and 1998, the Company made payments pursuant to the promissory note totaling $18,839 and $18,993, respectively.

Thomas Schaden, a brother of Richard F. Schaden and Frederick H. Schaden, is in the insurance brokerage business and has acted as a broker for the Company's insurance policies, including the directors and officers policies that the Company has purchased.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B. The Company will furnish to its shareholders of record as of the record date for its 1999 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.

2.1 Articles of Merger Merging Schaden & Schaden into The Quizno's Operating Company, incorporated by reference to Exhibit 2(ii) to the Company's Form 8-K, dated November 4, 1994.

2.2 Asset Purchase Agreement, among The Quizno's Acquisition Company, Bain's Deli Franchise Associates, through its General Partner, Gemini Enterprises, Ltd., Gemini One, Inc. and Jolles #4 Partnership, dated November 12, 1997, incorporated by reference to Exhibit 2.1 to Firm 8-K, filed by the Company with the SEC on November 26, 1997.

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

3.3 Articles of Amendment changing the Company name, incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB, dated March 28, 1997.


3.4 By-laws of the Company, incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB, dated March 28, 1997 .

3.5 Articles of Amendment to the Articles of Incorporation of the Company, authorizing 100,000 shares of Class B Preferred Stock and 200,000 shares of Class C Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB, dated March 26, 1998.

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

10.3 Employee Stock Option Plan, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No.333-45549).

10.4 Amended and Restated Stock Option Plan for Non-Employee Directors and Advisors, incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333- 44549).

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

10.10Indemnity  Agreement  of J. Eric  Lawrence,  incorporated  by  reference to
     Exhibit 10.10 to the Company's Form 10-KSB, dated March 26, 1998

10.11Indemnity  Agreement  of Mark L.  Bromberg,  incorporated  by  reference to
     Exhibit 10.11 to the Company's Form 10-KSB, dated March 26, 1998

10.12Form of Franchise Agreement, incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB, dated March 26, 1998.

10.13Form of Area Director  Marketing  Agreement,  incorporated  by reference to
     Exhibit 10.12 to the Company's Form 10-KSB, dated March 28, 1997.

10.14(a) Headquarters Office Lease for the Company, incorporated by reference to
     Exhibit 10.14 to the Company's Form 10-KSB, dated March 28, 1997.

10.14(b) Headquarters Office Lease, beginning on or about June 1, 1999

10.15Amendment  to Employment Agreement  between the Company and Mr.  Richard E.
     Schaden,  dated  February  29, 1996,  incorporated  by reference to Exhibit
     10.15 to the Company's 10-KSB, dated March 29, 1996.

10.16Amendment to Employment  Agreement  between the Company and Mr.  Richard F.
     Schaden,  dated  February  29, 1996,  incorporated  by reference to Exhibit
     10.16 to the Company's 10-KSB, dated March 29, 1996.

10.17Deferment  Agreement  between  the Company and  Illinois  Food  Management,
     Inc., dated February 27, 1996, incorporated by reference to Exhibit 10.17 to the Company's 10-KSB, dated March 29, 1996.

10.18Investment  Agreement  between the Company and Retail and Restaurant Growth
     Capital, L.P. ("RRGC"), dated as of December 31, 1996, incorporated by reference to Exhibit 10.18 to the Company's From 10-KSB, dated March 28, 1997.

10.19Senior Subordinated Convertible Promissory Note (with Form of Warrant attached) issued by the Company to RRGC, dated December 31, 1996, incorporated by reference to Exhibit 99(a) to Schedule 13D filed by Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership, filed with the SEC on January 9, 1998.

10.20Security Agreement between the Company and RRGC, dated as of December 31, 1996, incorporated by reference to Exhibit 10.20 to the Company's From 10-KSB, dated March 28, 1997.

10.21Stockholders'  Agreement between the Company and RRGC, dated as of December
     31, 1996, incorporated by reference to Exhibit 99(b) to Schedule 13D filed by RRGC with the SEC on January 9, 1998.

10.22Amended and Restated  Senior  Subordinated  Convertible  Note issued by the
     Company to RRGC, incorporated by reference to Exhibit 99(c) to Schedule 13D/A filed by RRGC with the SEC on December 4, 1997.

10.23First Amendment to Investment Agreement between RRGC and the Company, dated as of October 8, 1997, incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB, dated March 26, 1998.

10.24Warrant to Purchase Shares of Common Stock of the Company, dated as of November 11, 1997 and issued to RRGC, incorporated by reference to Exhibit
     10.24 to the Company's Form 10-KSB, dated March 26, 1998.

10.25First Amendment to Security Agreement between RRGC and the Company, dated as of November 11, 1997, incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB, dated March 26, 1998.

10.26Amended and Restated  Security  Agreement  among the Company,  The Quizno's
     Operating Company and RRGC, dated as of December 31, 1996, incorporated by reference to Exhibit 10.26 to the Company's Form 10-KSB, dated March 26, 1998.

10.27Asset Purchase  Agreement among Stoico  Restaurant Group, Inc. d/b/a Stoico
     Food Service, Inc., Sub & Stuff, Inc. and spaghetti Jack's Inc. and Quizno's Kansas LLC, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed by the Company with the SEC on September 1, 1998.

10.28Asset  Purchase  Agreement  between The  Quizno's  Acquisition  Company and
     Bain's Deli Corporation dated as of February 1, 1999.

20.1 Risk Factors Section from the Company's Prospectus dated January 9, 1998 included in the Registration Statement on Form S-3 filed by the Company (Registration No. 333-38691), incorporated by reference to Exhibit 20.1 to the Company's 10-KSB, dated March 26, 1998.

21.1 List of Company subsidiaries.

23 Consent of Ehrhardt Keefe Steiner & Hottman PC to the incorporation by reference of its report dated March 2, 1999 appearing elsewhere in this Form 10-KSB into two Registration Statements on Form S-8 of the Company, Reg. Nos. 333-45549 and 333-45205, and the Company's Registration Statement on Form S-3, Reg. No. 333-38691.

(b)  Reports on Form 8-K. The Company filed four (4) reports on Form 8-K and one
     (1) report on Form 8-K/A during the last quarter of 1998. All four Form 8-K filings reported on only Item 5 matters. Such filings where made on October 1, November 3, November 6, and December 29, 1998, and related to press releases announcing the signing of a master franchise agreement for Japan, Restaurants opened in the third quarter, third quarter financial results and a going private proposal, respectively. The one Form 8-K/A was filed on November 2, 1998 and amended an earlier Form 8-K by filing financial statements in connection with the Company's acquisition of certain assets.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                            THE QUIZNO'S CORPORATION


                               By:/s/ Richard E. Schaden
                                  ---------------------------
                                  Richard E. Schaden,
                                  President and Chief Executive
                                  Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


      Signature                Title                          Date


/s/ Richard E. Schaden    President, Chief Executive
______________________     Officer and Director
Richard E. Schaden         (Principal Executive Officer)    March  31, 1999

/s/ Richard F. Schaden    Vice President,
______________________     Secretary and Director
Richard F. Schaden                                          March 31, 1999

/s/ Brownell M. Bailey    Director
______________________
Brownell M. Bailey                                          March 31, 1999

/s/J. Eric Lawrence       Director
______________________
J. Eric Lawerence                                           March 31, 1999

/s/ Frederick H. Schaden  Director
____________________
Frederick H. Schaden                                        March 31, 1999

/s/ Mark L. Bromberg
___________________       Director
Mark L. Bromberg                                            March 31, 1999

/s/ John L. Gallivan      Chief Financial Officer
____________________       and Treasurer (Principal
John L. Gallivan           Financial and Accounting
                           Officer                          March 31, 1999