Form 10QSB
period 1999-03-31
QUIZNOS CORP
filed 1999-05-13
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 000-23174


                            THE QUIZNO'S CORPORATION
             (Exact name of registrant as specified in its charter)

                   Colorado                    84-1169286
         (State of other jurisdiction      (I.R.S. Employer
       of incorporation or organization)  Identification No.)


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
                               Yes X No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   Outstanding at
                      Class                        March  31, 1999
         ------------------------------            ---------------
         Common Stock, $0.001 par value            3,059,952 shares

                            THE QUIZNO'S CORPORATION

                        Commission File Number: 000-23174

                          Quarter Ended March 31, 1999


                                   FORM 10-QSB

                         Part I - FINANCIAL INFORMATION



Consolidated Statements of Operations............................Page 1



Consolidated Balance Sheets......................................Page 3



Consolidated Statements of Cash Flows............................Page 5



Consolidated Statement of Stockholders' Equity...................Page 7



Notes to Consolidated Financial Statements.......................Page 8



Management's Discussion and Analysis or Plan of Operation.......Page 10

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                  1999             1998
                                               ----------        ----------


FRANCHISE OPERATIONS:
  Continuing fees .......................     $ 2,505,498      $ 1,117,313
  Initial franchise fees ................         768,754          562,000
  Area director and master franchise fees         472,146          573,000
  Other .................................          99,991          178,817
  Interest ..............................          65,107           28,682
                                              -----------      -----------
   Total revenue ........................       3,911,496        2,459,812
                                              -----------      -----------
Expenses
  Sales and royalty commissions .........      (1,173,440)        (753,270)
  Advertising and promotion .............         (30,045)         (44,052)
  General and administrative ............      (1,932,621)      (1,370,602)
                                              -----------      -----------
   Total expenses .......................      (3,136,106)      (2,167,924)
                                              -----------      -----------
Net income from franchise operations ....         775,390          291,888
                                              -----------      -----------

COMPANY STORE OPERATIONS:
  Sales .................................       2,018,585        1,741,408
                                              -----------      -----------
  Cost of sales .........................        (609,084)        (544,287)
  Cost of labor .........................        (547,535)        (437,751)
  Other store expenses ..................        (651,986)
                                              -----------      -----------
                                                                  (678,402)
   Total expenses .......................      (1,835,021)      (1,634,024)
                                              -----------      -----------
Net income from Company stores operations         183,564          107,384
                                              -----------      -----------


                       (continued on next page)

                              (Unaudited)
                                 - 1 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                                     Three Months Ended
                                                          March 31,
                                                 -----------------------------
                                                     1999            1998
                                                 -----------      ------------

OTHER INCOME (EXPENSE):
  Sales by stores held for resale ..........     $   223,994      $      --
  Expenses related to stores held for resale        (317,421)            --
  Sale of Japan master franchise ...........         860,867             --
  Loss on sale of Company stores ...........         (72,928)            --
  Provision for bad debts ..................        (153,214)         (33,677)
  Other ....................................           5,716           (1,299)
  Depreciation and amortization ............        (270,992)        (144,610)
  Interest expense .........................         (87,684)         (78,007)
                                                 -----------      -----------
Total other income (expense) ...............         188,338         (257,593)
                                                 -----------      -----------

Net income before provision for income taxes       1,147,292          141,679
Provision for income taxes .................         365,096             --

Net income .................................         782,196          141,679
Preferred stock dividends ..................         (45,660)         (55,223)
                                                 -----------      -----------

Net income before  cumulative effect of
 a change in accounting principle ..........         736,536           86,456
Cumulative effect of a change in accounting
 principle (net of taxes) (Note 8) .........         (84,090)            --
                                                 -----------      -----------

Net income applicable to common shareholders     $   652,446      $    86,456
                                                 ===========      ===========

Net income per share-diluted
  Net income before cumulative effect of
   a change in accounting principle ........     $      0.19      $      0.03
  Cumulative effect of a change in
  accounting principle .....................           (0.02)            --
                                                 -----------      -----------

Diluted net income per share of common stock     $      0.17      $      0.03
                                                 ===========      ===========

Net income per share-basic
  Net income before cumulative effect of a
  change in accounting principle ...........     $      0.24      $      0.03
  Cumulative  effect of a change in
  accounting principle .....................           (0.03)            --
                                                 -----------      -----------

Diluted net income per share of common stock     $      0.21      $      0.03
                                                 ===========      ===========

Weighted average common shares outstanding
  Diluted ..................................       3,756,414        3,053,191
                                                 ===========      ===========

  Basic ....................................       3,054,535        2,930,866
                                                 ===========      ===========

                              (Unaudited)
                                 - 2 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                                   March 31,     December 31,
                                                     1999            1998
                                                  -----------     ----------

CURRENT ASSETS:
  Cash and cash equivalents .................     $ 2,990,837     $   702,258
  Short term investments ....................       1,661,174       1,541,423
  Accounts receivable, net of allowance for
   doubtful accounts of $140,530 in 1999 and
   $20,000 in 1998 ..........................       1,273,054         857,280
  Current portion of notes receivable .......         880,180       1,212,522
  Deferred tax asset ........................          81,260          81,260
  Other current assets ......................         331,398         266,100
  Assets of stores held for resale and
  investment in area directorship ...........         883,121         690,030
                                                  -----------     -----------
Total current assets ........................       8,101,024       5,350,873
                                                  -----------     -----------

Property and equipment at cost, net of
 accumulated depreciation and amortization of
 $1,088,111 in 1999 and $780,004 in 1998 ....       3,791,653       3,535,222
                                                  -----------     -----------


OTHER ASSETS:
  Intangible assets, net of accumulated
   amortization of $1,006,005 in 1999 and
   $867,343 in 1998 .........................         891,638       1,553,522
  Deferred assets ...........................       2,174,581       1,854,179
  Deposits and other assets .................         196,902         119,883
  Notes receivable, net of allowance for
  doubtful accounts of $0 in 1999 and 1998 ..       2,062,830       1,375,872
                                                  -----------     -----------
Total other assets ..........................       5,325,951       4,903,456
                                                  -----------     -----------

Total assets ................................     $17,218,628     $13,789,551
                                                  ===========     ===========

                              (Unaudited)
                                 - 3 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      March 31,        December 31,
                                                        1999               1998
                                                    ------------      ------------

CURRENT LIABILITIES:
  Accounts payable ............................     $  1,591,864      $  1,317,085
  Accrued liabilities .........................          741,417           532,324
  Current portion of subordinated debt ........          210,265           244,084
  Current portion of long term obligations ....          425,270           370,404
  Income taxes payable ........................          321,354           200,000
                                                    ------------      ------------
Total current liabilities .....................        3,290,170         2,663,897

Long term obligations .........................        1,326,438           964,984
Subordinated debt (Note 6) ....................        1,610,174         1,130,916
Deferred revenue ..............................        6,572,694         4,781,946
                                                    ------------      ------------
Total liabilities .............................       12,799,476         9,541,743
                                                    ------------      ------------

Minority interest in consolidated subsidiary ..          143,503           151,601

COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 1,000,000
  shares authorized:
  Series A issued and outstanding 146,000 in
   1999 and 1998 ($876,000 liquidation
   preference) ................................              146               146
  Series B issued and outstanding 0 in 1999
   and 100,000 in 1998 ($500,000 liquidation
   preference) ................................             --                 100
  Series C issued and outstanding 167,000 in
   1999 and 1998 ($835,000 liquidation
   preference) ................................              167               167
Common stock, $.001 par value; 9,000,000 shares
 authorized; issued and outstanding 3,059,952
 in 1999, 3,054,459 in 1998 ...................            3,060             3,054
Capital in excess of par value ................        4,546,677         5,065,247
Accumulated deficit ...........................         (274,401)         (972,507)
                                                    ------------      ------------
Total stockholders' equity ....................        4,275,649         4,096,207
                                                    ------------      ------------

Total liabilities and stockholders' equity ....     $ 17,218,628      $ 13,789,551
                                                    ============      ============

                              (Unaudited)
                                 - 4 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                      1999              1998
                                                   -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................     $   698,106      $   141,679
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Cumulative  effect of a change in
     accounting principle ....................         125,507             --
   Depreciation and amortization .............         270,992          144,610
   Provision for losses on accounts receivable          36,323           27,885
   Issuance of stock for services ............            --              2,647
   Deferred income taxes .....................         (19,107)            --
   Promissory  notes  accepted for area
    director fees ............................         (74,835)        (508,958)
   Loss on disposal of Company store .........          72,928             --
   Changes in assets and liabilities:
    Accounts receivable ......................        (481,221)        (277,544)
    Other current assets .....................         (67,157)          (8,120)
    Accounts payable .........................         274,779          226,731
    Accrued liabilities ......................         209,093          (20,283)
    Income taxes payable .....................         121,354             --
    Deferred franchise costs .................        (250,923)        (233,099)
    Deferred initial franchise fees ..........       1,515,098        1,530,391
                                                   -----------      -----------
Net cash provided by operations ..............       2,430,937        1,025,939
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .........        (457,535)         (39,314)
  Investment in turnkey stores ...............            (568)        (245,238)
  Short term investments .....................        (119,751)         274,472
  Purchase of Company owned stores ...........            --            (36,614)
  Principal payments received on notes
   receivable ................................         570,219          482,380
  Investment by minority interest owners .....          (8,098)            --
  Intangible and deferred assets and deposits         (117,149)         (84,438)
  Other investments ..........................        (352,571)            --
                                                   -----------      -----------
Net cash (used in) provided by
 investing activities ........................        (485,453)         351,248
                                                   -----------      -----------


                       (continued on next page)

                              (Unaudited)
                                 - 5 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                                       Three Months Ended
                                                           March 31,
                                                  ------------------------------
                                                      1999              1998
                                                  -----------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock ...............          28,305          114,732
  Principal payments on long term obligations      (1,476,409)         (55,873)
  Redemption of Class B Preferred Stock .....        (500,000)            --
  Financing costs ...........................          (1,309)         (29,100)
  Dividends paid ............................         (45,660)         (55,223)
  Proceeds from issuance of notes payable ...       2,338,168             --
                                                  -----------      -----------
Net cash (used in) provided by
 financing activities .......................         343,095          (25,464)
                                                  -----------      -----------

Net increase in cash ........................       2,288,579        1,351,723

Cash, beginning of period ...................         702,258          561,287
                                                  -----------      -----------

Cash, end of period .........................     $ 2,990,837      $ 1,913,010
                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest        $    81,825      $    78,007
                                                  ===========      ===========
  Cash paid during the period for income taxes    $   202,325      $     -
                                                  ===========      ===========


SUPPLEMENTAL   DISCLOSURES   OF  NON-CASH   INVESTING   AND   FINANCING
ACTIVITIES:

During the first quarter of 1998, the Company sold the area directorship rights for Canada for $704,000. The Company received $176,000 in cash and $528,000 in the form of a note receivable bearing 6% interest and due in five quarterly principal installments of $105,600 plus accrued interest. The note was replaced in the fourth quarter of 1998 when the same group purchased the master franchise rights for the United Kingdom for $510,000. The Company received $200,000 in cash and the remaining balance of $310,000 was added to the balance due on the original note of $322,156. A new note for $632,156 was executed. The new note bears interest at 6% and requires four quarterly payments of $164,010 beginning March 20, 1999.

During the first quarter of 1999, the Company sold the franchising rights and obligations for all but 15 of its Bain's Deli's franchise agreements to Bain's Deli Corporation for $850,000, $800,000 of which was in the form of a promissory note.

                              (Unaudited)
                                 - 6 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                Convertible
                              Preferred Stock                    Common Stock             Additional
                         --------------------------       --------------------------        Paid-in         Accumulated
                           Shares          Amount           Shares          Amount          Capital           Deficit
                         ----------     -----------       ----------     -----------     -----------      ------------

Balances at
 January 1, 1998 .         413,000      $       413        2,923,294     $     2,923     $ 4,663,744      $(2,085,122)

Issuance of
 common stock
 for exercise of
 options and
 pursuant to the
 employee
 benefit plan ....            --               --             51,165              51         222,473             --

Issuance of
 common stock
 for exercise of
 options by
 underwriter .....            --               --             80,000              80         399,920             --

Preferred stock
 dividends .......            --               --               --              --          (220,890)            --

Net income .......            --               --               --              --              --          1,112,615
                       -----------      -----------      -----------     -----------     -----------      -----------

Balances at
 December 31, 1998         413,000              413        3,054,459           3,054       5,065,247         (972,507)

Issuance of
 common stock
 for exercise of
 options and
 pursuant to the
 employee
 benefit plan ....            --               --              5,493               6          26,990             --

Redemption of
 Series B
 Preferred Stock .        (100,000)            (100)            --              --          (499,900)            --

Preferred stock
 dividends .......            --               --               --              --           (45,660)            --

Net income .......            --               --               --              --              --            698,106
                       -----------      -----------      -----------     -----------     -----------      -----------

Balances at
 March 31, 1999 ..         313,000      $       313        3,059,952     $     3,060     $ 4,546,677      $  (274,401)
                       ===========      ===========      ===========     ===========     ===========      ===========


                              (Unaudited)
                                 - 7 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three month periods ended March 31, 1999 and March 31, 1998, (b) the consolidated financial position at March 31, 1999, (c) the consolidated statements of cash flows for the three month periods ended March 31, 1999 and March 31, 1998, and (d) the consolidated changes in stockholders' equity for the three month period ended March 31, 1999 have been made.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB to the Securities and Exchange Commission filed on March 31, 1999.

3. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year of 1999.

4. The Company is obligated to pay an opening commission to the area director who sold the franchise at the time the franchise opens for business. These commissions are expensed at the time the related franchise opens for business and are not accrued as a liability of the Company until that time. At March 31, 1999, there were 401 franchises sold but not yet open with related opening commissions totaling $1,951,174 ($1,443,997 at December 31, 1998).

5. Beginning in the second quarter of 1998 the Company has reclassified royalty fee revenue to a new statement of operations account called continuing fees. Continuing fees will be comprised of royalty fee revenue plus other fees generated from the licensing of the Quizno's trademark to vendors and suppliers of the Quizno's franchise system. See Management's Discussion and Analysis or Plan of Operation for details.

6. On January 6, 1999, the Company paid $500,000 to redeem all of its outstanding Class B Preferred Stock and paid off the remaining principal of its 12.75% convertible subordinated debt. As required by the loan agreement, the Company issued a warrant to the bondholder to purchase 372,847 shares of its common stock at an exercise price of $3.10. The funds used for this payoff were obtained through the borrowing of $1,853,931 from an unrelated noteholder. This note accrues interest at the rate of 7.75% per annum and requires 84 monthly payments of $28,665.40 per month starting February 15, 1999. The note is collateralized by all of the restaurant equipment and furniture and fixtures existing at six of the Company's stores. The Company is required to maintain certain annual cash flow covenants under the agreement.

                              (Unaudited)
                                 - 8 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. There are various claims and lawsuits pending by and against the Company, which, in the opinion of the management, and supported by advice from legal counsel, will not result in any material adverse effect in excess of amounts accrued in the accompanying consolidated financial statements.

     On August 10, 1998, the Company terminated an area director agreement and instituted an arbitration action alleging that the area director had breached various provisions of the area director agreement. On September 1, 1998, the area director denied that he breached the area director agreement, alleged fraudulent termination of the area director agreement, alleged that the Company failed to refund or pay certain amounts due him and alleged that the Company violated various state and federal franchise and securities laws by misstating revenues in publicly filed documents. Hearings in this matter were held before the American Arbitration Association from March 8-16, 1999. The Company denied each of the area director's claims and defenses.

     On April 13, 1999, the arbitration panel issued its ruling. It found that the area director had materially breached the area director agreement and that the Company had properly terminated that agreement. The panel therefore denied all of the area director's claims for breach of contract and refuted his allegations of franchise and securities law violations. While the panel did award the area director approximately $230,000 in pre-termination commissions and costs, those related primarily to referral commissions that the Company owed the area director, before the Company terminated him in August 1998, for previous master franchise and area directorship sales made. The Company had no liability for its lawful termination of the area director's area director agreement. The panel also ordered the area director to abide by all of the post-termination covenants in the area director agreement.

8. During April 1998, Statement of Position 98-5, "Reporting in the Costs of Start-Up Activities" was issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was required to be adopted by the first quarter of 1999. Upon adoption, the Company was required to write-off $125,507 ($84,090 net of applicable taxes) in preopening related costs that were deferred on the balance sheet as of December 31, 1998. This write-off was reported as a cumulative effect of a change in accounting principle.

                              (Unaudited)
                                 - 9 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company earned a profit before taxes in the first quarter of 1999 of $1,147,292, composed of income from franchise operations of $775,390, income from Company owned store operations of $183,564, and plus other income and expense totaling $188,338.

The Company's primary business is the franchising of Quizno's Restaurants. As a franchisor, revenue is principally derived from: (1) area director and master franchise fees, (2) initial franchise fees, and (3) continuing fees. Area director and master franchise fees occur when a country or exclusive area is sold, and are expected to decline as the number of remaining available markets declines. Initial franchise fees are one-time fees paid upon the sale of a franchise and vary directly with the number of franchises the Company can sell and open. Continuing fees, on the other hand, increase as the number of franchised restaurants open increase. Each of these sources of revenue contributes to the profitability of the Company, but the relative contribution of each source will vary as the Company matures. Over time initial fees and continuing fees will generate proportionately more revenue than area director and master franchise fees.

The following chart reflects the Company's revenue growth by source and number of restaurants for the first quarter of 1999 compared to the first quarter of 1998:

                                               Three Months Ended
                                                    March 31,
                                            -------------------------
                                               1999            1998
                                            -----------    ----------


Continuing fees .......................     $2,505,498     $1,117,313
Initial franchise fees ................        768,754        562,000
Area director and master franchise fees        472,146        573,000
Other .................................         99,991        178,817
Interest ..............................         65,107         28,682
                                            ----------     ----------
Total franchise revenue ...............      3,911,496      2,459,812
Sales by Company owned stores .........      2,018,585      1,741,408
Sales by Stores held for resale .......        223,994           --
                                            ----------     ----------
Total Revenue .........................     $6,154,075     $4,201,220
                                            ==========     ==========

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                                   Three Months Ended
                                                        March 31,
                                                -----------------------
                                                    1999       1998
                                                -----------  ----------

Restaurants open, beginning ..                       494       329
New restaurants opened .......                        52        39
Restaurants closed, to reopen                         (2)       --
Restaurants closed, Quizno's .                        (5)       (5)
Restaurants sold, Bains (1) ..                       (30)       --
                                                     ----      ----

Restaurants open, end ........                       509       363
                                                     ====      ====

Franchises sold, domestic ....                       135       145
Franchises sold, International                        13        --
                                                     ----      ----

Total ........................                       148       145
                                                     ====      ====

Initial franchise fees collected                 $2.3 million  $2.0 million
Systemwide sales                                $36.5 million  $19.7 million

Average unit volume for 1998 (2)                     -        $  339,000
Same store sales (2)                              Up 7.6%        Up 9.4%

(1) During the first quarter of 1999, the Company sold the franchising rights for all but 15 of its Bain's Deli franchise agreements to Bain's Deli Corporation.

(2) Same store sales are based on 242 stores open since the beginning of 1997. Stores that transferred ownership during this period or are in substantial default of the franchise agreement are excluded. Because the Company is and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as units are included from more start up markets. Excludes non-traditional units located in convenience stores and gas stations, and includes only units open all of 1997.

Results of Operations

Comparison  of the first  quarter  of 1999 with the  first  quarter  of
1998

Franchise revenue increased 59% in the first quarter of 1999 to $3,911,496 from $2,459,812 in the same quarter last year. Total revenue increased 46% in the first quarter of 1999 to $6,154,075 from $4,201,220 in the same quarter last year.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Continuing fees increased 124% in the first quarter of 1999 to $2,505,498 from $1,117,313 in the first quarter of 1998. Continuing fees are comprised of royalties and licensing fees.

Royalty fees are a percentage of each franchisee's sales paid to the Company and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase. At March 31, 1999 there were 485 franchises open, as compared to 341 at March 31, 1998. The royalty was 5% for agreements entered into prior to February 11, 1995, 6% for agreements entered into from February 11, 1995 to March 31, 1998, and 7% for all franchise agreements entered into after March 31, 1998. The royalty for Quizno's Express units is 8%. The Company has no immediate plans to increase the royalty rate.

Royalty fees were $1,855,920 for the first quarter of 1999 compared to $1,117,313 for the same period last year, an increase of 66%.

Included are 15 and 49 Bain's franchises at March 31, 1999 and 1998, respectively, acquired in November 1997, which pay royalties at various rates up to 5%, and account for $39,344 and $98,748 in royalty revenue for the first quarter of 1999 and 1998, respectively. The Company records royalty revenue from Bain's franchisees when the funds are collected.

Licensing fees are fees generated through the licensing of the Quizno's trademark for use by others, which includes fees received from product companies to sell proprietary products to the Company's restaurant system. Licensing fees are expected to continue and to increase as systemwide sales and the awareness and value of the Quizno's brand increases. Licensing fees were $649,578 in the first quarter of 1999 and $0 in the comparable 1998 quarter.

Initial franchise fees increased 37% in the first quarter of 1999 to $768,754 from $562,000 in the same quarter last year. Initial franchise fees are one-time fees paid by franchisees at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. The Company's share of initial franchise fees sold by foreign master franchises is recognized when received. In the first quarter of 1999, the Company opened 52 franchises as compared to 39 franchises opened in the same period last year.

Initial franchise fees collected by the Company are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at March 31, 1999 were $6,572,694 and represent 401 franchises sold but not yet in operation, compared to $3,678,993 at March 31, 1998 representing 234 franchises sold but not open. Direct costs related to the franchise sale, primarily sales commissions paid to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid with respect to initial franchise fees deferred at March 31, 1999 were $1,177,149. Approximately 50% of all initial franchisee fees received by the Company are paid to area directors for sales and opening commissions. The Company has not sold or opened any Bain's franchises, nor does it expect to in the future.
                                - 12 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Area director and master franchise fees decreased 18% in the first quarter of 1999 to $472,146 from $573,000 in the same quarter last year. Area fees are one-time fees paid to the Company for the right to sell franchises on behalf of the Company in a designated, non-exclusive area, including international markets. Master franchise fees are one-time fees paid to the Company for the exclusive rights to sell franchises and area directorships directly in a defined international market. The Company is then paid a portion, typically 30%, of franchise fees, royalties, and area director fees for sales by the master franchisee.

Domestic area fees were $281,077 in the first quarter of 1999 compared to $19,000 in the same quarter last year. The fee for U.S. areas was $.05 per person from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each area director is required to pay a training fee of $10,000. The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In the first quarter of 1999, the Company sold 2 area directorships, including one existing area director who purchased additional territory, compared to 0 sold in the first quarter of 1998. At March 31, 1999, the Company had a total of 81 area directors who owned areas encompassing approximately 75% of the population of the United States.

International master franchise fees were $191,069 in the first quarter of 1999 and $554,000 for the quarter ended March 31, 1998.

In the first quarter of 1999, the Company sold the master franchise rights to part of Australia for $191,069. In the first quarter of 1998, the Company sold all of the area directorship rights for Canada to its Canadian master franchisee for $704,000, recognizing $554,000 as income in that quarter. As part of the agreement, the Canadian master franchisee was allowed to retain 100% of the initial franchise fees from franchises sold in Canada in 1998 only.

The Company offers domestic area applicants financing for up to 50% of the area fee. The amount financed is required to be paid to the Company in installments over five years at interest rates between 6% and 15%. The promissory notes are personally signed by the Area Director and, depending on the personal financial strength of the Area Director, secured by collateral unrelated to the area directorship, usually a second mortgage on the Area Director's home. Of the three domestic and international areas sold in 1999, one used this financing for $74,835, representing 27% of the domestic area director fees recognized in 1999. In the first quarter of 1998, the Canadian master franchisee used the financing for the purchase of the Canadian area directorships in the amount of $528,000.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

The area director and master franchise agreements set increasing minimum performance levels that require the area director or master franchisee to sell and open a specified number of franchised restaurants in each year during the term of the area agreement. The Company's experience with the program to date indicates that while some area directors will exceed their development schedules, others will fail to meet their schedules. In its planning, the Company has allowed for a certain percentage of area directors and master franchisees that will not meet their development schedule. Delays in the sale and opening of restaurants can occur for many reasons. The most common are delays in the selection or acquisition of an appropriate location for the restaurant, delays in negotiating the terms of the lease and delays in franchisee financing. The Company may terminate an area agreement if the area director or master franchisee fails to meet the development schedule, and the Company would then have the right to resell the territory to a new area director.

There are no area directors in the Bain's system and the Company does not intend to sell any Bain's area directorships in the future.

Other revenue decreased by 44% in the first quarter of 1999 to $99,991 from $178,817 in the first quarter of 1998. Other revenue is primarily bookkeeping fees charged franchisees for which the Company provided bookkeeping services, and amounts paid by equipment suppliers for design and construction. Since 1995, the Company's franchise agreement requires all new franchisees to utilize the Company's bookkeeping services, or a firm designated by the Company to provide bookkeeping services, for their first 12 months of operations. Bookkeeping fees were $11,169 in the first quarter of 1999 compared to $112,453 in the first quarter of 1998. The Company out-sourced the bookkeeping to an unaffiliated party beginning in the second quarter of 1998 and will now earn only a small administrative fee relative to the bookkeeping function. This party will perform all of the functions and incur all of the costs previously paid by the Company to perform the bookkeeping functions.

Sales and royalty commissions expense increased to $1,173,440 in the first quarter of 1999 from $753,270 in the same quarter last year. For the first quarter of 1999, sales and royalty commissions expense increased 56% compared to the first quarter of 1998. Sales and royalty commissions are amounts paid to the domestic Area Directors of the Company, commissions paid to other sales agents and employees, and costs related to sales promotions and incentives.

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

The Area Director is entitled to receive commissions during the term of the Area Director Agreement and in some cases, upon expiration of the Area Director Agreement, in which case the commission paid is reduced to 1% of sales for 5 years.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

The Company's foreign master franchisees retain 70% of both all initial fees and royalties paid from franchises sold, open and operating in the master franchisee's territory, except the Canadian master franchisee who retained 100% of initial franchise fees in 1998 only, as discussed above. Under the master franchise agreement, the Company has no obligation to provide services that will result in any incremental cost to the Company, other than an initial training trip to the country by an employee of the Company.

General and administrative expenses increased 41% to $1,932,621 in the first quarter of 1999 from $1,370,602 in the same quarter last year. As a percent of franchise revenue, general and administrative expenses have fallen from 80% in 1995, 74% in 1996, 58% in 1997 and 49% in 1998 and the first quarter of 1999.
General administrative expenses include all operating costs of the Company. The increase is primarily due to the addition of employees to service the rapidly growing network of Quizno's Franchisees and Area Directors. Although general and administrative expenses will likely continue to increase as the Company grows, management expects the rate of increase to continue to decline.

The Company believes its general and administrative expenses are adequate and are not excessive in relation to the size and growth of the Company.

Company stores earned $183,564 on sales of $2,018,585 in the first quarter of 1999 compared to $107,384 on sales of $1,741,408 in the same quarter last year. During the first quarter of 1999 the Company operated stores for a total of 69.6 store operating months, compared to 57 store operating months in the first quarter of 1998. At March 31, 1999 the Company had 24 (21 at March 31, 1998) operating Company stores. The Company acquired 8 Subs and Stuff units in Wichita, KS in August of 1998, all of which were converted to Quizno's in 1998.

Stores held for resale lost $93,427 on sales of $223,994 for the first quarter of 1999. In the first quarter of 1998 the Company operated 0 stores held for resale. At the beginning of the second quarter of 1998, the Company reclassified six stores to stores held for resale from Company stores. At March 31, 1999, the Company operated four stores held for resale. The four stores held for resale are expected to be sold in 1999.

Japan master franchise represents payments received in the first quarter of 1999 of $1,081,924 for the master franchise rights and $22,000 for the Company's shares of an area director marketing agreement in Japan. The Company incurred direct costs related to the revenue totaling $243,057, resulting in net revenue of $860,867. The Company received $350,000 in 1998 and a final payment of $341,424 is due in the second quarter of 1999. The payments are recognized as revenue when received. Although the Company plans to continue to enter into master franchise agreements internationally, it does not expect such transactions to be of the magnitude of the Japanese transaction.

Loss on sale of Company stores was $72,928 in the first quarter of 1999 primarily resulting from the January 1999 closure of one store held for resale.
                                - 15 -

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Provision for bad debts was $153,214 in the first quarter of 1999 and $33,677 in the same quarter last year.

Depreciation and amortization was $270,992 in the first quarter of 1999 and $144,610 in the same quarter last year. The increase is due to the acquisition and development of eight new Company owned Restaurants, the acquisition of the Bain's chain in late 1997, and certain other tangible and intangible assets with short lives expensed beginning in late 1997 and 1998.

Interest expense was $87,684 in the first quarter of 1999 and $78,007 in the same quarter last year. The increase is primarily attributable to the interest on debt related to financing new company owned stores and stores held for resale partially offset by a decrease in the Company's effective interest rate. On January 6, 1999, the Company paid $500,000 to redeem all of its outstanding Class B Preferred Stock and paid off the remaining principal of its 12.75% convertible subordinated debt. The funds used for this payoff were obtained through the borrowing of $1,853,931 from an unrelated noteholder. This note accrues interest at the rate of 7.75% per annum.

Provision for income taxes was $365,096 in the first quarter of 1999. There was no income tax provision or benefit or recorded in the first quarter of 1998. The Company's taxable income has historically exceeded its book income primarily because initial franchise fees the Company receives are taxable income in the year received and are book income in the year the franchise opens. Consequently, the Company will not pay income taxes on this income when it is recognized for financial reporting purposes. In the fourth quarter of 1998, the Company used all of its tax net operating loss carryforwards and incurred a tax liability. Accordingly, the Company reduced the amount by which it had recorded an impairment of its deferred tax asset in prior years and recorded the tax benefit of prior years net operating losses.

Cumulative effect of a change in accounting principle was $84,090 (net of applicable taxes of $41,417). During April 1998, Statement of Position 98-5, "Reporting in the Costs of Start-Up Activities" was issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was required to be adopted in the first quarter of 1999. Upon adoption, the Company was required to write-off $125,507 in preopening related costs that were deferred on the balance sheet as of December 31, 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,430,937 in the first quarter of 1999 compared to cash provided by operating activities of $1,025,939 in the first quarter of 1998. The primary reasons for the improvement are a decrease in promissory notes accepted for area director fees and the net income improvement.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Net cash used in investing activities was $485,453 in the first quarter of 1999 compared to cash provided by investing activities of $351,248 in the first quarter of 1998. The primary reasons for the change were an increase in purchases of property and equipment related to the conversion and development of Company owned stores and an increase in other investments.

Net cash provided by financing activities was $343,095 in the first quarter of 1999 compared to cash used by financing activities of $25,464 in the first quarter of 1998. The amount provided in 1999 was primarily from the net proceeds of long-term borrowing and repayments.

In the first quarter of 1998, the Company tested a program under which its Area Directors had the right to elect to have all future Franchisee leases in the Area Director's territory signed by The Quizno's Realty Company ("QRC"), a wholly owned subsidiary of the Company. As a condition of the lease, the landlord agrees not to look beyond QRC for payments. These locations would then be subleased by QRC to the Franchisee, whose personal liability is limited to one year. The Franchisee pays QRC an indemnification fee of $165 per month, pays a one-time lease-processing fee to QRC of $2,200, and pays a security deposit to QRC equal to two months rent. Effective March 1, 1998, the Company transferred cash and other assets having a book value of approximately $500,000 to QRC in exchange for stock and a promissory note. As of March 31, 1999, 10 leases had been executed under this program, and the Company is evaluating whether to continue the program in the future.

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

On December 31, 1996, the Company completed a debt financing for $2 million of which $500,000 was converted to preferred stock in December 1997. The $1,500,000 loan was payable interest only at 12.75%, $15,937.50 per month, through June 1998, interest and principal payments of $34,141 from July 1998 through November 2001, and a final balloon payment of $587,295 on December 31, 2001. In connection with the loan, the lender had the right to convert a portion of the loan into 372,847 shares of the Company's common stock at $3.10 per share. On January 6, 1999 the Company paid off the loan and redeemed the preferred stock at a cost of $1,854,000. These funds were borrowed from a financial institution and is repayable over 7 years at an interest rate of 7.75%. As required by the loan agreement, the Company issued a warrant to the bondholder to purchase 372,847 shares of its common stock at an exercise price of $3.10.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

As discussed in the Company's 1998 Form 10-KSB, on December 29, 1998, the Company received a proposal from the majority shareholders of the Company to merge the Company into a new company owned by them, pursuant to which all of the Company's shareholders other than themselves, would receive cash for their Company shares. Such proposal is subject to a number of conditions, which are listed in the Company's 1998 Form 10-KSB. None of such conditions have yet been satisfied. If the proposed transaction is in fact completed, the Company or its successors will incur substantial debt in order to fund the cash payments to the minority shareholders. The amount of such debt cannot be determined at this time. It is expected that some or all of the Company's assets will secure such debt.

Year 2000 Disclosure

The Company uses current versions of widely used publicly available software for its accounting and other data processing requirements. The providers of the software utilized by the Company have stated that there will be no failures in the programs used by the Company resulting from the year 2000. The Company uses a small amount of customized software, all of which has been developed by the Company in the last twelve months, and has been written to be functional in the year 2000. The Company has not yet determined the impact, if any, that year 2000 issues may have on its vendors. However, the Company believes there are adequate alternative vendors that can supply products and services to the Company if necessary. Finally, the Company's business, quick service restaurants, is not highly dependent upon electronic data processing. In conclusion, the Company does not believe it has material risk from year 2000 issues.

Forward-Looking Statements

Certain of the information discussed in this Form 10-QSB, and in particular in the section entitled "Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that involve risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, without limitation, the effect of national and regional economic and market conditions in the United States and in other countries in which franchises are sold, costs of labor and employee benefits, costs of marketing, costs of food and non-food items used in the operation of the restaurants, intensity of competition of locations and franchisees, as well as customers, perception of food safety, legal claims, and the availability of financing for the Company and its franchisees. Many of these risks are beyond the control of the Company. In addition, specific reference is made to the "Risk Factors" contained in the Company's Prospectus, dated January 9, 1998, related to the Registration Statement on Form S-3 filed by the Company (Registration No. 333-38691) and to the Company's annual report filed on Form 10-KSB for year ended December 31, 1998.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

As described earlier, the Company's principal sources of income are royalty fees, initial franchise fees, and area director marketing fees. These sources are subject to a variety of factors that could adversely impact the profitability of the Company in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor to the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the above-identified sources of income. Because many of the Company's franchises are still concentrated in a few regions of the U.S., regional economic factors could adversely affect the Company's profitability. Weather, particularly sever winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans and people in other countries in which franchises are sold will also impact the Company's profitability. As eating habits change and types of cuisine move in and out of fashion, the Company's challenge will be to formulate a menu with the Company's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   Commission File Number: 000-23174
                     Quarter Ended March 31, 1999
                              Form 10-QSB

                      PART II - OTHER INFORMATION


Item 1. Legal Proceedings
The Quizno's Corporation v. Robert W. Mitelhaus, No. 77 114 00187 98; American Arbitration Association (Denver, Colorado). On August 1, 1998, the Company terminated the area director agreement with Robert W. Mitelhaus, a California Area Director. On the same day, the Company instituted an arbitration action against the area director in Denver, Colorado, alleging that the area director had breached various provisions of the area director agreement. On September 1, 1998, the area director denied that he breached the area director agreement. The area director alleged fraudulent termination of the area director agreement. In addition, the area director alleged that the Company failed to refund or pay certain amounts he claims are due to him, and that the Company violated various state and federal franchise and securities laws by misstating revenues in publicly filed documents. Hearings in this matter were held before the American Arbitration Association from March 8-16, 1999. During the hearings, the respondent demanded damages in excess of $4 million.

On April 13, 1999, the arbitration panel issued its ruling. It found that the area director had materially breached the area director agreement and that the Company had properly terminated that agreement. The panel therefore denied all of the area director's claims for breach of contract and refuted his allegations of franchise and securities law violations. While the panel did award the area director approximately $230,000 in pre-termination commissions and costs, those related primarily to referral commissions that the Company owed the area director, before the Company terminated him in August 1998, for previous master franchise and area directorship sales made. The Company had no liability for its lawful termination of the area director's area director agreement. The panel also ordered the area director to abide by all of the post-termination covenants in the area director agreement.

There are various other claims and lawsuits pending by and against the Company, which, in the opinion of the management, and supported by advice from legal counsel, will not result in any material adverse effect in excess of amounts accrued in the accompanying consolidated financial statements.

Item 2.    Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

  Securities                  Amount of
     Sold           Date    Consideration     Purchasers              Exemption
-------------  -----------  -------------   --------------         -------------


Common stock      2/4/99     $    3,149     Quizno's 401(k) Plan   Section 4 (2)
413

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K:

  Form 8-K of the Company, dated January 11, 1999, reporting in Item 5 the repayment of the Company's 12.75% convertible subordinated debt. Form 8-K of the Company, dated February 12, 1999, reporting in Item 5 the opening of the Company's first franchise in Japan. Form 8-K of the Company, dated March 2, 1999, reporting in Item 5 the Company's awarding of master franchises for the United Kingdom and Australia.


                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE QUIZNO'S CORPORATION



By: /s/ John L. Gallivan
        John L. Gallivan
        Chief Financial Officer
        (Principal Financial and Accounting Officer)

Denver, Colorado
May 14, 1999