Form 10QSB
period 1999-06-30
QUIZNOS CORP
filed 1999-08-16
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to .

                        Commission File Number 000-23174


                            THE QUIZNO'S CORPORATION
             (Exact name of registrant as specified in its charter)

                Colorado                               84-1169286
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

                               1415 Larimer Street
                             Denver, Colorado 80202
                    (Address of principal executive offices)

                                 (720) 359-3300
              (Registrant's telephone number, including area code)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                           Outstanding at
                    Class                                 August  2, 1999
         ------------------------------                   ----------------
         Common Stock, $0.001 par value                   3,062,115 shares

                            THE QUIZNO'S CORPORATION

                        Commission File Number: 000-23174

                           Quarter Ended June 30, 1999


                                   FORM 10-QSB

                         Part I - FINANCIAL INFORMATION



Consolidated Statements of Income................................Page 1



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



Consolidated Statement of Stockholders' Equity...................Page 7



Notes to Consolidated Financial Statements.......................Page 8



Management's Discussion and Analysis or Plan of Operation.......Page 10

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                Three Months Ended              Six Months Ended
                                                      June 30,                      June 30,
                                             -------------------------     -------------------------
                                                1999           1998           1999           1998
                                             ----------     ----------     ----------     ----------
FRANCHISE OPERATIONS:
Revenue
 Continuing fees .......................     $2,847,698     $1,457,467     $5,353,196     $2,574,780
 Initial franchise fees ................        849,603        646,067      1,618,357      1,208,067
 Area director and master franchise fees        442,444        479,985        914,590      1,052,985
 Other .................................         96,860        198,188        196,851        377,005
 Interest ..............................         78,633         44,848        143,740         73,530
                                             ----------     ----------     ----------     ----------

  Total revenue ........................      4,315,238      2,826,555      8,226,734      5,286,367
                                             ----------     ----------     ----------     ----------
Expenses
 Sales and royalty commissions .........      1,302,214        896,454      2,475,654      1,649,724
 Advertising and promotion .............         12,593         56,113         42,638        100,165
 General and administrative ............      2,178,465      1,391,289      4,111,086      2,761,891
                                             ----------     ----------     ----------     ----------
  Total expenses .......................      3,493,272      2,343,856      6,629,378      4,511,780
                                             ----------     ----------     ----------     ----------
Net income from franchise operations ...        821,966        482,699      1,597,356        774,587
                                             ----------     ----------     ----------     ----------

COMPANY STORE OPERATIONS:
Sales ..................................      2,111,782      1,472,898      4,130,367      3,214,307
                                             ----------     ----------     ----------     ----------
Expenses
 Cost of sales .........................        635,599        426,629      1,244,683        970,916
 Cost of labor .........................        559,811        328,967      1,107,346        766,718
 Other store expenses ..................        718,603        550,916      1,397,005      1,202,903
                                             ----------     ----------     ----------     ----------
  Total expenses .......................      1,914,013      1,306,512      3,749,034      2,940,537
                                             ----------     ----------     ----------     ----------
Net income from Company store
 operations ............................        197,769        166,386        381,333        273,770
                                             ----------     ----------     ----------     ----------




                            (continued on next page)

                                   (Unaudited)
                                      - 1 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES




                                                Three Months Ended                   Six Months Ended
                                                     June 30,                           June 30,
                                           ----------------------------      ----------------------------
                                              1999              1998             1999             1998
                                           -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
Sales by stores held for resale ......     $   208,845      $   415,384      $   432,839      $   415,384
Expenses related to stores held
 for resale ..........................        (300,329)        (510,658)        (617,750)        (510,658)
Sale of Japan master franchise .......         307,934             --          1,168,801             --
Gain (loss) on sale of  Company stores           4,685             --            (68,243)            --
Provision for bad debts ..............         (95,767)         (50,913)        (248,981)         (84,590)
Other ................................        (120,342)          (5,993)        (116,951)          (7,292)
Depreciation and amortization ........        (224,291)        (145,158)        (495,283)        (289,768)
Interest expense .....................         (77,381)        (103,073)        (165,065)        (181,080)
                                           -----------      -----------      -----------      -----------
  Total other expense ................        (296,646)        (400,411)        (110,633)        (658,004)

Net income before provision for
 income taxes ........................         723,089          248,674        1,868,056          390,353
Provision for income taxes ...........        (242,231)            --           (605,002)            --
                                           -----------      -----------      -----------      -----------

Net income ...........................         480,858          248,674        1,263,054          390,353
Preferred stock dividends ............         (39,285)         (55,222)         (84,945)        (110,445)
                                           -----------      -----------      -----------      -----------

Net income before cumulative effect
 of a change in accounting principle .         441,573          193,452        1,178,109          279,908
Cumulative effect of a change in
 accounting principle (net of taxes)
 (Note 8) ............................            --               --            (84,090)            --
                                           -----------      -----------      -----------      -----------
Net income applicable to common
 shareholders ........................     $   441,573      $   193,452      $ 1,094,019      $   279,908
                                           ===========      ===========      ===========      ===========


Net income per share-diluted
Net income before cumulative effect
 of a change in accounting principle .     $      0.13      $      0.08      $      0.33      $      0.12
Cumulative effect of a change in
 accounting principle ................            --               --              (0.02)            --
                                           -----------      -----------      -----------      -----------

Diluted net income per share of common
 stock ...............................     $      0.13      $      0.08      $      0.31      $      0.12
                                           ===========      ===========      ===========      ===========

Net income per share-basic

Net income before cumulative effect of
 a change in accounting principle ....     $      0.14      $      0.06      $      0.39      $      0.09
Cumulative effect of a change in
 accounting principle ................            --               --              (0.03)            --
                                           -----------      -----------      -----------      -----------

Basic net income per share of
 common stock ........................     $      0.14      $      0.06      $      0.36      $      0.09
                                           ===========      ===========      ===========      ===========

Weighted average common shares
 outstanding
  Diluted ............................       3,770,275        3,166,858        3,773,306        3,162,141
                                           ===========      ===========      ===========      ===========

  Basic ..............................       3,058,288        3,022,745        3,058,005        3,018,242
                                           ===========      ===========      ===========      ===========


                                   (Unaudited)
                                      - 2 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    June 30,      December 31,
                                                      1999           1998
                                                  -----------     -----------

CURRENT ASSETS:
  Cash and cash equivalents .................     $ 1,004,097     $   702,258
  Short term investments ....................       4,213,360       1,541,423
  Accounts receivable, net of allowance
   for doubtful accounts of $80,000 in
   1999 and $20,000 in 1998 .................       1,185,497         857,280

  Current portion of notes receivable .......         883,944       1,212,522
  Deferred tax asset ........................          81,260          81,260
  Other current assets ......................         343,903         266,100
  Assets of stores held for resale and
  investment in area directorship ...........       1,127,679         690,030
                                                  -----------     -----------
Total current assets ........................       8,839,740       5,350,873
                                                  -----------     -----------

Property and equipment at cost, net of
 accumulated depreciation and amortization of
 $1,262,583 in 1999 and $780,004 in 1998 ....       4,021,541       3,535,222
                                                  -----------     -----------


OTHER ASSETS:
  Intangible assets, net of accumulated
   amortization of $925,505 in 1999 and
   $867,343 in 1998 .........................         833,545       1,553,522
  Deferred assets ...........................       2,560,216       1,854,179
  Deposits and other assets .................         188,802         119,883
  Notes receivable, net of allowance for
   doubtful accounts of $140,177 in 1999
   and 1998 .................................       1,934,393       1,375,872
                                                  -----------     -----------
Total other assets ..........................       5,516,956       4,903,456
                                                  -----------     -----------

Total assets ................................     $18,378,237     $13,789,551
                                                  ===========     ===========





                                   (Unaudited)
                                      - 3 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,       December 31,
                                                       1999            1998
                                                  ------------     ------------
CURRENT LIABILITIES:
  Accounts payable ..........................     $  1,466,183     $  1,317,085
  Accrued liabilities .......................          584,857          532,324
  Current portion of subordinated debt ......          214,366          244,084
  Current portion of long term obligations ..          428,066          370,404
  Income taxes payable ......................             --            200,000
                                                  ------------     ------------
Total current liabilities ...................        2,693,472        2,663,897

Long term obligations .......................        1,251,650          964,984
Subordinated debt (Note 6) ..................        1,555,020        1,130,916
Deferred revenue ............................        8,000,017        4,781,946
                                                  ------------     ------------
Total liabilities ...........................       13,500,159        9,541,743
                                                  ------------     ------------

Minority interest in consolidated subsidiary           150,177          151,601

COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000
   shares authorized:
   Series A issued and outstanding 146,000 in
    1999 and 1998 ($876,000 liquidation
    preference) .............................              146              146
   Series B issued and outstanding 0 in 1999
    and 100,000 in 1998 ($500,000 liquidation
    preference) .............................             --                100
   Series C issued and outstanding 167,000 in
    1999 and 1998 ($835,000 liquidation
    preference) .............................              167              167
  Common stock, $.001 par value; 9,000,000
   shares authorized; issued and outstanding
   3,062,115 in 1999, 3,054,459 in 1998 .....            3,062            3,054
  Capital in excess of par value ............        4,518,069        5,065,247
  Retained earnings (accumulated deficit) ...          206,457         (972,507)
                                                  ------------     ------------
Total stockholders' equity ..................        4,727,901        4,096,207
                                                  ------------     ------------

Total liabilities and stockholders' equity ..     $ 18,378,237     $ 13,789,551
                                                  ============     ============



                                   (Unaudited)
                                      - 4 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      1999              1998
                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..................................     $ 1,178,964      $   390,353
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Cumulative effect of a change in  accounting
   principle .................................         125,507             --
  Depreciation and amortization ..............         495,283          289,768
  Provision for bad debts ....................         248,981           42,147
  Issuance of stock for services .............            --              5,083
  Deferred income taxes ......................         (25,062)            --
  Promissory notes accepted for area
   director fees .............................        (307,279)        (644,226)
  Loss on disposal of Company store ..........          72,928             --
  Changes in assets and liabilities:
   Accounts receivable .......................        (466,145)         (69,501)
   Other current assets ......................         (52,162)          29,757
   Accounts payable ..........................         320,610         (151,496)
   Accrued liabilities .......................          52,533         (345,603)
   Income taxes payable ......................        (371,512)            --
   Deferred franchise costs ..................        (444,897)        (394,898)
   Deferred initial franchise fees and other
    deferred fees ............................       2,942,421        1,981,251
                                                   -----------      -----------
     Net cash provided by operations .........       3,770,170        1,132,635
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment ..........        (760,205)          (7,546)
 Investment in turnkey stores ................            (568)        (315,513)
 Issuance of other notes receivable ..........          (6,513)        (445,116)
 Short term investments ......................      (2,671,937)        (757,186)
 Purchase of Company owned stores ............            --           (508,875)
 Principal payments received on notes
  receivable .................................         793,672          603,423
 Investment by minority interest owners ......          (1,424)            --
 Intangible and deferred assets and deposits .        (309,558)         (67,536)
 Other investments ...........................        (703,242)         (21,626)
                                                   -----------      -----------
     Net cash (used in) provided by investing
      activities .............................      (3,659,775)      (1,519,975)
                                                   -----------      -----------




                            (continued on next page)

                                   (Unaudited)
                                      - 5 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                        Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock .................          40,322          533,814
 Principal payments on long term obligations .      (1,599,454)        (166,081)
 Redemption of Class B Preferred Stock .......        (500,000)            --
 Financing costs .............................          (2,647)         (31,972)
 Dividends paid ..............................         (84,945)        (110,445)
 Proceeds from issuance of notes payable .....       2,338,168          921,355
                                                   -----------      -----------
    Net cash provided by financing activities          191,444        1,146,671
                                                   -----------      -----------

Net increase in cash .........................         301,839          759,331

Cash, beginning of period ....................         702,258          561,287
                                                   -----------      -----------

Cash, end of period ..........................     $ 1,004,097      $ 1,320,618
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest ...     $   165,065      $   103,073
                                                   ===========      ===========
  Cash paid during the period for income taxes     $   937,275      $      --
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

During the first quarter of 1999, the Company sold the franchising rights and obligations for all but 14 of its Bain's Deli's franchise agreements to Bain's Deli Corporation for $850,000, $800,000 of which was in the form of a promissory note.


                                   (Unaudited)
                                      - 6 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                    Convertible                                                                 Retained
                                  Preferred Stock                   Common Stock             Additional         Earnings
                           ----------------------------      ---------------------------       Paid-in       (Accumulated
                             Shares            Amount           Shares          Amount         Capital          Deficit)
                           -----------      -----------      -----------     -----------     -----------      -----------
Balances at
 January 1, 1998 .....         413,000      $       413        2,923,294     $     2,923     $ 4,663,744      $(2,085,122)

Issuance of common
 stock for exercise
 of options and
 pursuant to the
 employee benefit
 plan ................            --               --             51,165              51         222,473             --

Issuance of common
 stock for exercise
 of options by
 underwriter .........            --               --             80,000              80         399,920             --

Preferred stock
 dividends ...........            --               --               --              --          (220,890)            --

Net income ...........            --               --               --              --              --          1,112,615
                           -----------      -----------      -----------     -----------     -----------      -----------

Balances at
 December 31, 1998 ...         413,000              413        3,054,459           3,054       5,065,247         (972,507)

Issuance of common
 stock for exercise
 of options and
 pursuant to the
 employee benefit plan            --               --              7,656               8          37,667             --

Redemption of Series B
 Preferred Stock .....        (100,000)            (100)            --              --          (499,900)            --

Preferred stock
 dividends ...........            --               --               --              --           (84,945)            --

Net income ...........            --               --               --              --              --          1,178,964
                           -----------      -----------      -----------     -----------     -----------      -----------

Balances at
 June 30, 1999 .......         313,000      $       313        3,062,115     $     3,062     $ 4,518,069      $   206,457
                           ===========      ===========      ===========     ===========     ===========      ===========









                                   (Unaudited)
                                      - 7 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three and six month periods ended June 30, 1999 and June 30, 1998, (b) the consolidated financial position at June 30, 1999, (c) the consolidated statements of cash flows for the six month periods ended June 30, 1999 and June 30, 1998, and (d) the consolidated changes in stockholders' equity for the six month period ended June 30, 1999 have been made.

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

3. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year of 1999.

4. The Company is obligated to pay an opening commission to the area director who sold the franchise at the time the franchise opens for business. These commissions are expensed at the time the related franchise opens for business and are not accrued as a liability of the Company until that time. At June 30, 1999, there were 458 franchises sold but not yet open with related opening commissions totaling $1,899,700 ($1,443,997 at December 31, 1998).

5. Beginning in the second quarter of 1998 the Company has reclassified royalty fee revenue to a new statement of operations account called continuing fees. Continuing fees are comprised of royalty fee revenue plus other fees generated from the licensing of the Quizno's trademarks to vendors and suppliers of the Quizno's franchise system. See Management's Discussion and Analysis or Plan of Operation for details.

6. On January 6, 1999, the Company paid $500,000 to redeem all of its outstanding Class B Preferred Stock and paid off the remaining principal of its 12.75% convertible subordinated debt. As required by the loan agreement, the Company issued a warrant to the lender to purchase 372,847 shares of its common stock at an exercise price of $3.10. The funds used for this payoff were obtained through the borrowing of $1,853,931 from an unrelated noteholder. This note accrues interest at the rate of 7.75% per annum and requires 84 monthly payments of $28,665.40 per month starting February 15, 1999. The note is collateralized by all of the restaurant equipment and furniture and fixtures existing at six of the Company's stores. The Company is required to maintain certain annual cash flow covenants under the agreement.


                                   (Unaudited)
                                      - 8 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



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



























                                   (Unaudited)
                                      - 9 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company earned net income applicable to common shareholders of $441,573, or $0.13 per diluted share, in the second quarter of 1999 compared to $193,452, or $0.08 per diluted share, in the second quarter of 1998. Net income for the second quarter of 1999 was composed of income from franchise operations of $821,966, income from Company owned store operations of $197,769, other income and expense totaling ($296,646), income taxes of ($242,231) and preferred dividends of ($39,285). For the six months ended June 30, 1999, the Company earned net income applicable to common shareholders of $1,094,019, or $0.31 per diluted share compared to $279,908, or $0.12 per diluted share, in the six months ended June 30, 1998. Net income for the six months ended June 30, 1999, was composed of income from franchise operations of $1,597,356, income from Company owned store operations of $381,333, other income and expense totaling ($110,633), income taxes of ($605,002), preferred dividends of ($84,945) and a cumulative effect of a change in accounting of ($84,090).

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

The following tables reflects the Company's revenue growth by source and number of restaurants for the second quarter and first six months of 1999 compared to the comparable periods in 1998:



                                       Three Months Ended                Six Months Ended
                                             June 30,                         June 30,
                                    ---------------------------     ---------------------------
                                        1999            1998            1999             1998
                                    -----------     -----------     -----------     -----------
Continuing fees ...............     $ 2,847,698     $ 1,457,467     $ 5,353,196     $ 2,574,780
Initial franchise fees ........         849,603         646,067       1,618,357       1,208,067
Area director and  master
 franchise fees ...............         442,444         479,985         914,590       1,052,985
Other .........................          96,860         198,188         196,851         377,005
Interest ......................          78,633          44,848         143,740          73,530
                                    -----------     -----------     -----------     -----------
Total franchise revenue .......       4,315,238       2,826,555       8,226,734       5,286,367
Sales by Company owned stores .       2,111,782       1,472,898       4,130,367       3,214,307
Sales by Stores held for resale         208,845         415,384         432,839         415,384
                                    -----------     -----------     -----------     -----------
Total Revenue .................     $ 6,635,865     $ 4,714,837     $12,789,940     $ 8,916,058
                                    ===========     ===========     ===========     ===========

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES




                                      Three Months Ended            Six Months Ended
                                            June 30,                     June 30,
                                  ---------------------------- ----------------------------
                                       1999          1998          1999           1998
                                  -------------  ------------- -------------  -------------

Restaurants open, beginning ..      509            361            494              327
New restaurants opened .......       68             39            120               78
Restaurants reopened .........        1             --              1               --
Restaurants closed, to reopen        (2)            --             (4)              --
Restaurants closed, Quizno's .       (6)            (5)           (11)             (10)
Restaurants closed, Bains ....       (2)            (4)            (2)              (4)
Restaurants sold, Bains (1) ..       --             --            (30)              --
                                  -------------  ------------- -------------  -------------

Restaurants open, end ........      568            391            568              391
                                  =============  ============= =============  =============

Franchises sold, domestic ....      112             77            247              200
Franchises sold, international       14              9             27               31
                                  -------------  ------------- -------------  -------------

Total ........................      126             86            274              231
                                  =============  ============= =============  =============

Initial franchise fees collected   $1.8 million   $1.2 million  $4.1 million   $3.2 million
Systemwide sales                  $40.2 million  $23.2 million $74.5 million  $42.7 million

Avg. unit volume for 1998 (2)        -              -               -            $339,000
Same store sales (2)               Up 3.4%       Up 9.6%       Up 6.4%        Up 9.4%

(1) During the first quarter of 1999, the Company sold the franchising rights for all but 14 of its Bain's Deli franchise agreements to Bain's Deli Corporation.

(2) Same store sales are based on 229 stores open since the beginning of 1998. Stores that transferred ownership during this period or are in substantial default of the franchise agreement are excluded along with non-traditional units located in convenience stores and gas stations. Because the Company is and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as units are included from more start up markets.

Results of Operations

Comparison of the first half of 1999 with the first half of 1998 and the second quarter of 1999 with the second quarter of 1998

Franchise revenue increased 53% in the second quarter of 1999 to $4,315,238 from $2,826,555 in the same quarter last year. For the first half of 1999, franchise revenue increased 56% to $8,226,734 from $5,286,367 last year. Total revenue increased 41% in the second quarter of 1999 to $6,635,865 from $4,714,837 in the same quarter last year. For the first half of 1999, total revenue increased 43% to $12,789,940 from $8,916,058 last year.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)


Continuing fees increased 95% in the second quarter of 1999 to $2,847,698 from $1,457,467 in the second quarter of 1998. For the first half of 1999, continuing fees increased 108% to $5,353,196 from $2,574,780 in 1998. Continuing fees are comprised of royalties and licensing fees.

Royalty fees are a percentage of each franchisee's sales paid to the Company and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase. At June 30, 1999 there were 540 franchises open, as compared to 369 at June 30, 1998. The royalty is 5% for agreements entered into prior to February 11, 1995, 6% for agreements entered into from February 11, 1995 to March 31, 1998, and 7% for all franchise agreements entered into after March 31, 1998. The royalty for Quizno's Express units is 8%. The Company has no immediate plans to increase the royalty rate.

Royalty fees were $2,279,985 for the second quarter of 1999 compared to $1,232,467 for the same period last year, an increase of 85%. For the first half of 1999, royalty fees were $4,135,905 for 1999 compared to $2,349,780 for the same period last year, an increase of 76%.

Included are 13 and 48 Bain's franchises at June 30, 1999 and 1998, respectively, acquired in November 1997, which pay royalties at various rates up to 5%, and account for $15,579 and $45,333 in royalty revenue for the second quarter of 1999 and 1998, respectively, and $54,379 and $144,081 in royalty revenue for the first half of 1999 and 1998, respectively. The Company records royalty revenue from Bain's franchisees when the funds are collected.

Licensing fees are fees generated through the licensing of the Quizno's trademarks for use by others and fees received from product companies to sell proprietary products to the Company's restaurant system. Licensing fees are expected to continue and to increase as systemwide sales and the awareness and value of the Quizno's brand increases. Licensing fees were $567,713 in the second quarter of 1999 and $225,000 in the comparable 1998 quarter. For the first half of 1999, licensing fees were $1,217,291 in 1999 and $225,000 in the comparable 1998 period.

Initial franchise fees increased 32% in the second quarter of 1999 to $849,603 from $646,067 in the same quarter last year. For the first half of 1999, initial franchise fees increased 34% to $1,618,357 from $1,208,067 in the same period last year. Initial franchise fees are one-time fees paid by franchisees at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. The Company's share of initial franchise fees sold by foreign master franchises is recognized when received. In the first half of 1999, the Company opened 120 franchises as compared to 75 franchises and three Company stores opened in the same period last year. The average initial franchise fee per unit has declined as more international units are included, for which the Company's share of the initial franchise fee is approximately 30%.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)

Initial franchise fees collected by the Company are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at June 30, 1999 were $7,043,947 and represent 458 franchises sold but not yet in operation, compared to $4,129,913 at June 30, 1998 representing 306 franchises sold but not open. Direct costs related to the franchise sale, primarily sales commissions paid to area directors, are deferred on the books of the Company and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid with respect to initial franchise fees deferred at June 30, 1999 were $1,371,123. Approximately 50% of all initial franchisee fees received by the Company are paid to area directors for sales and opening commissions. The Company has not sold or opened any Bain's franchises, nor does it expect to in the future.

Area director and master franchise fees decreased 8% in the second quarter of 1999 to $442,444 from $479,985 in the same quarter last year. For the first half of 1999, area director and master franchise fees decreased 13% to $914,590 from $1,052,985 in the same period last year. Area fees are one-time fees paid to the Company for the right to sell franchises on behalf of the Company in a designated, non-exclusive area, including international markets. Master franchise fees are one-time fees paid to the Company for the exclusive rights to sell franchises and area directorships directly in a defined international market. The Company is paid a portion, typically 30%, of franchise fees, royalties, and area director fees for sales by the master franchisee.

Domestic area fees were $347,444 in the second quarter of 1999 compared to $479,985 in the same quarter last year. For the first half of 1999, domestic area fees were $628,521 compared to $498,985 in the same period last year. The fee for U.S. areas was $.05 per person from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each area director is required to pay a training fee of $10,000. The population based portion of the fee is deemed fully earned by the Company when the area director marketing agreement is signed and is recognized as income in that period. In the first half of 1999, the Company sold 4 area directorships, including two existing area directors who purchased additional territory, compared to the sale of seven sales of area directorships, including eight existing area directors who purchased additional territory, in the first half of 1998. At June 30, 1999, the Company had a total of 81 area directors who owned areas encompassing approximately 74% of the population of the United States.

International master franchise fees were $95,000 in the second quarter of 1999 and $0 for the quarter ended June 30, 1998. For the first half of 1999, international master franchise fees were $286,069 compared to $554,000 in the same period last year.

In the first half of 1999, the Company sold the master franchise rights to part of Australia for $221,069 and the rights to part of Central America for $115,000. The Company has deferred $50,000 of these fees in that period until the Company's obligations are completed. In the first half of 1998, the Company sold all of the area directorship rights for Canada to its Canadian master franchisee for $704,000, recognizing $554,000 as income in that period. As part of the agreement, the Canadian master franchisee was allowed to retain 100% of the initial franchise fees from franchises sold in Canada in 1998 only.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)

The Company offers area and master applicants financing for up to 50% of the area fee. The amount financed is required to be paid to the Company in installments over not more than five years at interest rates between 6% and 15%. The promissory notes are personally signed and, depending on the personal financial strength of the Area Director or master franchisee, secured by collateral unrelated to the area directorship, usually a second mortgage. Of the six domestic and international areas sold in 1999, four used this financing for $307,279, representing 34% of the area director fees recognized in 1999. In the first half of 1998, the Canadian master franchisee used the financing for the purchase of the Canadian area directorships in the amount of $528,000. Of the additional area directorships sold in the first half of 1998, two area directors financed a total of $150,643.

The area director and master franchise agreements set increasing minimum performance levels that require the area director or master franchisee to sell and open a specified number of franchised restaurants in each year during the term of the area agreement. The Company's experience with the program to date indicates that while some area directors will exceed their development schedules, others will fail to meet their schedules. In its planning, the Company has allowed for a certain percentage of area directors and master franchisees that will not meet their development schedule. Delays in the sale and opening of restaurants can occur for many reasons. The most common are delays in the selection or acquisition of an appropriate location for the restaurant, delays in negotiating the terms of the lease and delays in franchisee financing. The Company may terminate an area agreement if the area director or master franchisee fails to meet the development schedule, and the Company would then have the right to resell the territory to a new area director or master franchisee.

Other revenue decreased by 51% in the second quarter of 1999 to $96,860 from $198,188 in the second quarter of 1998. For the six months ended June 30,1999, other revenue decreased by 48% to $196,851 from $377,005 in the comparable period of 1998. Other revenue is primarily amounts paid by equipment suppliers for design and construction and bookkeeping fees charged franchisees for which the Company provided bookkeeping services. Since 1995, the Company's franchise agreement requires all new franchisees to utilize the Company's bookkeeping services, or a firm designated by the Company to provide bookkeeping services, for their first 12 months of operations. Bookkeeping fees were $7,010 in the first quarter of 1999 compared to $66,153 in the first quarter of 1998. For the six months ended June 30, 1999, bookkeeping fees were $18,179 compared to $178,606 in the comparable period of 1998. The Company out-sourced the bookkeeping to an unaffiliated party beginning in the second quarter of 1998 and now earns only a small administrative fee relative to the bookkeeping function. This party will perform all of the functions and incur all of the costs previously paid by the Company to perform the bookkeeping functions.

Sales and royalty commissions expense increased to $1,302,214 in the second quarter of 1999 from $896,454 in the same quarter last year. For the six months ended June 30, 1999, sales and royalty commissions expense increased to $2,475,654 from $1,649,724 in the same period last year. For the second quarter and first half of 1999, sales and royalty commissions expense increased 45% and 50%, respectively, when compared to the same periods in 1998. Sales and royalty commissions are amounts paid to the domestic Area Directors of the Company, commissions paid to other sales agents and employees, and costs related to sales promotions and incentives.
                                     - 14 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

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

The Company's foreign master franchisees retain 70% of all initial fees and royalties paid from franchises sold, open and operating in the master franchisee's territory, except the Canadian master franchisee who retained 100% of initial franchise fees for franchises sold in 1998 only, as discussed above. Under the master franchise agreement, the Company has no obligation to provide services that will result in any incremental cost to the Company, other than an initial training trip to the country by an employee of the Company.

General and administrative expenses increased 57% to $2,178,465 in the second quarter of 1999 from $1,391,289 in the same quarter last year. For the six months ended June 30, 1999, general and administrative expenses increased 49% to $4,111,086 from $2,761,891 in the same period last year. As a percent of franchise revenue, general and administrative expenses have fallen from 80% in 1995, 74% in 1996, 58% in 1997, 49% in 1998 and 50% in the first half of 1999.
General administrative expenses include all operating costs of the Company. The increase is primarily due to the addition of employees to service the rapidly growing network of Quizno's Franchisees and Area Directors. Although general and administrative expenses will likely continue to increase as the Company grows, management expects the rate of increase to continue to decline.

The Company believes its general and administrative expenses are adequate and are not excessive in relation to the size and growth of the Company.

Company stores earned $197,769 on sales of $2,111,782 in the second quarter of 1999 compared to $166,386 on sales of $1,472,898 in the same quarter last year. For the six months ended June 30, 1999, Company stores earned $381,333 on sales of $4,130,367 compared to $273,770 on sales of $3,214,307 in the same period last year. During the first half of 1999 the Company operated stores for a total of 140.9 store operating months, compared to 100 store operating months in the first half of 1998. At June 30, 1999 the Company had 24 (16 at June 30, 1998) operating Company stores. The Company acquired 8 Subs and Stuff units in Wichita, KS in August of 1998, all of which were converted to Quizno's in 1998.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Stores held for resale lost $91,484 on sales of $208,845 for the second quarter of 1999 compared to a loss of $95,274 on sales of $415,384 in the second quarter of 1998. For the six months ended June 30, 1999, stores held for resale lost $184,911 on sales of $432,839 compared to a loss of $95,274 on sales of $415,384 in the comparable period of 1998. At the beginning of the second quarter of 1998, the Company reclassified six stores to stores held for resale from Company stores. At June 30, 1999, the Company operated four stores held for resale. Three stores held for resale are expected to be sold in 1999. The fourth store was closed in early July 1999.

Japan master franchise represents payments received in the second quarter and first half of 1999 of $341,424 and $1,423,348, respectively, for the master franchise rights. In the first quarter of 1999, the Company also received $22,000 for the Company's share of an area director marketing agreement sold in Japan. In the second quarter and first half of 1999, the Company incurred direct costs related to the revenue totaling $33,490 and $276,547, respectively, resulting in net revenue of $307,934 and $1,168,801, respectively. The Company received $350,000 in 1998. The payments are recognized as revenue when received. Although the Company plans to continue to enter into master franchise agreements internationally, it does not expect such transactions to be of the magnitude of the Japanese transaction.

Loss on sale of Company stores was $68,243 in the first half of 1999 primarily resulting from the January 1999 closure of one store held for resale. The store was a Bain's unit.

Provision for bad debts was $95,767 in the second quarter of 1999 and $50,913 in the same quarter last year. For the six months ended June 30, provision for bad debts was $248,981in 1999 and $84,590 in 1998. The 1999 provision provides a reserve of approximately 5% of the Company's accounts and notes receivable balances at June 30, 1999.

Depreciation and amortization was $224,291 in the second quarter of 1999 and $145,158 in the same quarter last year. For the six months ended June 30, depreciation and amortization was $495,283 in 1999 and $289,768 in 1998. The increase is due to the acquisition and development of eight new Company-owned restaurants and certain other tangible and intangible assets with short lives expensed beginning in late 1998 and 1999.

Interest expense was $77,381 in the second quarter of 1999 and $103,073 in the same quarter last year. For the six months ended June 30, interest expense was $165,065 in 1999 and $181,080 in 1998. The decrease is primarily attributable to the interest on debt related to financing new Company owned stores and stores held for resale at the end of the first quarter of 1998 and a decrease in the Company's effective interest rate. On January 6, 1999, the Company paid $500,000 to redeem all of its outstanding Class B Preferred Stock and paid off the remaining principal of its 12.75% convertible subordinated debt. The funds used for this payoff were obtained through the borrowing of $1,853,931 from an unrelated noteholder. This note accrues interest at the rate of 7.75% per annum.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Provision for income taxes was $242,231 and $605,002 in the second quarter and first half of 1999, respectively. There was no income tax provision or benefit recorded in the first half of 1998. The Company's taxable income has historically exceeded its book income primarily because initial franchise fees the Company receives are taxable income in the year received and are book income in the year the franchise opens. Consequently, the Company will not pay income taxes on this income when it is recognized for financial reporting purposes. In the fourth quarter of 1998, the Company used all of its tax net operating loss carryforwards and incurred a tax liability.

Cumulative effect of a change in accounting principle was $84,090 (net of applicable taxes of $41,417) in the first quarter of 1999. During April 1998, Statement of Position 98-5, "Reporting in the Costs of Start-Up Activities" was issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was required to be adopted in the first quarter of 1999. Upon adoption, the Company was required to write-off $125,507 in preopening related costs that were deferred on the balance sheet as of December 31, 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $3,770,170 in the first half of 1999 compared to cash provided by operating activities of $1,132,635 in the first half of 1998. The primary reasons for the improvement are an increase in deferred initial franchise fees resulting from franchise sales in excess of franchise openings and the net income improvement.

Net cash used in investing activities was $3,659,775 in the first half of 1999 compared to cash provided by investing activities of $1,519,975 in the first half of 1998. The primary reasons for the change were an increase in purchases of property and equipment related to the conversion and development of Company owned stores, an increase in other investments and the short-term investment of $2,671,937 of excess cash.

Net cash provided by financing activities was $191,444 in the first half of 1999 compared to cash provided by financing activities of $1,146,671 in the first half of 1998. The amount provided in 1999 was primarily from the net proceeds of long-term borrowing and repayments.

In the first quarter of 1998, the Company tested a program under which its Area Directors had the right to elect to have all future Franchisee leases in the Area Director's territory signed by The Quizno's Realty Company ("QRC"), a wholly owned subsidiary of the Company. As a condition of the lease, the landlord agrees not to look beyond QRC for payments. These locations would then be subleased by QRC to the Franchisee, whose personal liability is limited to one year. The Franchisee pays QRC an indemnification fee of $165 per month, pays a one-time lease-processing fee to QRC of $2,200, and pays a security deposit to QRC equal to two months rent. Effective March 1, 1998, the Company transferred cash and other assets having a book value of approximately $500,000 to QRC in exchange for stock and a promissory note. As of June 30, 1999, 10 leases had been executed under this program, and the Company is evaluating whether to continue the program in the future.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

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

On December 31, 1996, the Company completed a debt financing for $2 million of which $500,000 was converted to preferred stock in December 1997. The $1,500,000 loan was payable interest only at 12.75%, $15,937.50 per month, through June 1998, interest and principal payments of $34,141 from July 1998 through November 2001, and a final balloon payment of $587,295 on December 31, 2001. In connection with the loan, the lender had the right to convert a portion of the loan into 372,847 shares of the Company's common stock at $3.10 per share. On January 6, 1999 the Company paid off the loan and redeemed the preferred stock at a cost of $1,854,000. These funds were borrowed from a financial institution and is repayable over 7 years at an interest rate of 7.75%. As required by the loan agreement, the Company issued a warrant to the lender to purchase 372,847 shares of its common stock at an exercise price of $3.10. The note is collateralized by all of the restaurant equipment and furniture and fixtures existing at six of the Company's stores. The Company is required to maintain certain annual cash flow covenants under the agreement.

As discussed in the Company's 1998 Form 10-KSB, on December 29, 1998, the Company received a proposal from the majority shareholders of the Company to merge the Company into a new company owned by them, pursuant to which all of the Company's shareholders other than themselves, would receive cash for their Company shares. On August 10, 1999, the Company announced that the proposal had been withdrawn. An agreement regarding all the terms of the transaction could not be reached with the Special Committee of the Board of Directors evaluating the offer.

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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                   (continued)


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

As described earlier, the Company's principal sources of income are royalty fees, initial franchise fees, and area director marketing and master franchise fees. These sources are subject to a variety of factors that could adversely impact the profitability of the Company in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor to the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the above-identified sources of income. Because many of the Company's franchises are concentrated in a few regions of the U.S., regional economic factors could adversely affect the Company's profitability. Weather, particularly severe winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans and people in other countries in which franchises are sold will also impact the Company's profitability. As eating habits change and types of cuisine move in and out of fashion, the Company's challenge will be to formulate a menu with the Company's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        Commission File Number: 000-23174
                           Quarter Ended June 30, 1999
                                   Form 10-QSB

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

There are various claims and lawsuits pending by and against the Company, which, in the opinion of the management, and supported by advice from legal counsel, will not result in any material adverse effect in excess of amounts accrued in the accompanying consolidated financial statements.


Item 2.    Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

      Securities                 Amount of
        Sold          Date     Consideration       Purchasers       Exemption
     ------------  ---------   -------------     -------------    --------------

    465 shares of    5/6/99       $3,192         Quizno's 401(k)  Section 4 (2)
     common stock                                 Plan


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulations S-B

    EXHIBIT NO.    DESCRIPTION
    -----------    -----------

       3.4          Bylaws of the Company, amended through May 6, 1999

(b) Reports on Form 8-K:

  Form 8-K of the Company, dated April 1, 1999, related to a press release reported in Item 5 announcing the 1998 financial results.

  Form 8-K of the Company, dated June 28, 1999, reported in Item 5 an update to the previously announced going private proposal.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        Commission File Number: 000-23174
                           Quarter Ended June 30, 1999
                                   Form 10-QSB

                           PART II - OTHER INFORMATION
                                   (continued)




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

Denver, Colorado
August 16, 1999