Form 10KSB
period 1999-09-30
QUIZNOS CORP
filed 1999-12-30
CIK 915803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 1999 (Nine Month Transition Period)

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
    ----------

                        Commission File Number 000-23174

                            THE QUIZNO'S CORPORATION
        (Exact name of small business issuer as specified in its charter)

              Colorado                             84-1169286
   -------------------------------             -------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

          1415 Larimer Street
            Denver, Colorado                            80202
----------------------------------------            ------------
(Address of Principal Executive Offices)             (Zip Code)

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

State registrant's revenue for its most recent fiscal year: $20,947,634

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 17, 1999 was approximately $11,682,385 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 3,049,750 shares of registrant's common stock outstanding as of December 17, 1999.

                      Documents incorporated by reference:
                                      None

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           TABLE OF CONTENTS


PART I
PAGE NO.

ITEM 1.    DESCRIPTION OF BUSINESS.....................................1

ITEM 2.    DESCRIPTION OF PROPERTY....................................12

ITEM 3.    LEGAL PROCEEDINGS..........................................12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS...........................................14

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS........................................15

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION.......................................16

ITEM 7.    FINANCIAL STATEMENTS.......................................27

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.................................................27

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH
           SECTION 16(A) OF THE EXCHANGE ACT..........................27

ITEM 10.   EXECUTIVE COMPENSATION.....................................31

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT......................................35

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS...............................................38

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...........................39

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

     The Quizno's Corporation was incorporated in Colorado in 1991. Our headquarters is located at 1415 Larimer Street, Denver, CO 80202. Our telephone number is (720) 359-3300.

     We incorporated in Colorado in January 1991 as D&R, Inc. We changed our name to The Quizno's Franchise Corporation in April 1991 and to The Quizno's Corporation in June 1995. We do business as The Quizno's Corporation and Quizno's. Our principal business address and that of our subsidiaries is 1415 Larimer Street, Denver, Colorado 80202. In January 1991, we purchased certain assets of Quizno's America, Inc., which had operated, owned, and franchised Quizno's restaurants (directly and through predecessors and affiliates) under the QUIZNO'S name since 1981. We operate, and offer franchises to individuals or entities ("Franchisees" or "Owners") to operate, restaurants with carry-out facilities that sell submarine and other sandwiches, salads, other food products and beverages, and related services ("Restaurants"). As of December 17, 1999, there were 614 Restaurants (including 8 Bain's Deli Restaurants) in operation in the United States, and agreements were in place for the opening of an additional 542 franchised restaurants in the United States. During the last two years, we have grown to become the third largest sub sandwich chain in the United States.

     Additionally, we offer franchises for area director marketing businesses in which the area director ("Area Director") acts as our sales representative within a defined geographic area to solicit and identify prospective franchisees, to assist us in locating and securing sites for Restaurants within a territory, and to provide additional support before, during, and after the Restaurant opens.

     We also offer master franchise rights for international markets, in which the master franchisee has the right to function as a franchisor to offer and sell Restaurant franchises and area director marketing agreements using our trademarks and service marks in a defined geographic area (usually a country). We have master franchise agreements in place for Canada, the United Kingdom, Japan, Australia, and Central America. As of December 17, 1999, there were 83 Quizno's restaurants in operation in Canada, 3 in Japan, and 1 in Australia.

     The Area Director or master franchisee is required to open a specified number of Restaurants annually throughout the life of the area director marketing agreement or master franchise agreement.

     In 1999, we changed the date of our fiscal year end to September 30. Therefore, our 1999 fiscal year, which ended on September 30, 1999, contained only three-quarters (or nine months).

The Restaurants

     The Restaurants offer a menu of submarine style sandwiches, salads, soups, desserts and beverages, including "Classic Lite" selections of submarine sandwiches and salads designed for consumers who are looking for a low-fat, healthy alternative to typical fast food products. We believe that the submarine sandwiches offered in the Restaurants are distinctive in the market for several reasons. Each submarine sandwich is prepared after the customer orders and with special ingredients, recipes and techniques. These ingredients, recipes and techniques are controlled to provide uniformity of taste and quality among all of the Restaurants.

     One of the most important distinctions of the Quizno's sandwich product is that it is served to the customer warm. Each sandwich is prepared open face and run through a conveyor oven that toasts the bread, melts the cheese and enhances the flavors of the meats.

     We focus on the quality of the ingredients contained in the food products we produce and we require that certain specified ingredients, which are generally higher quality than those that other submarine sandwich shops use, be purchased from approved suppliers. The cheeses used in the Restaurants are all natural. The Italian style meats include a wine-cured Genoa salami, pepperoni and capicola, an Italian spiced ham. The turkey breast is real turkey breast.

     The Restaurants also are required to use certain products, which are prepared for us in accordance with proprietary recipes developed by us. Foremost among these is Quizno's special recipe soft baguette style bread and its red-wine based vinaigrette dressing used as a base on most of the sandwiches. In addition, the Restaurants use our proprietary recipe tuna mix blend, garlic oil blend, and marinara sauce.

     The Restaurants' upscale decor is designed to convey an Italian deli ambiance and to match the upscale quick service market niche represented by the product. Open kitchens allow customers to watch as their sandwiches are prepared. The decor package for the Restaurants includes reproductions of old Italian food product labels, and hand-painted Italian style posters. The Italian theme is prevalent throughout a Quizno's Restaurant.

     Besides a pleasant upscale environment for in-house dining, the Restaurants offer conveniently packaged meals for carry out to serve lunchtime office workers and to serve the home meal replacement segment of the market.

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

Concept and Strategy

     Our marketing strategy is to position the Restaurants between fast food and full-service dining. We believe that consumers are looking for a healthy and tasty alternative to typical fast foods; in particular, they are looking for an alternative to fast food hamburgers and fried foods. At the same time, we believe many busy families are looking for a more convenient and reasonably priced alternative to full-service dining. Quizno's offers all the convenience of typical fast food in terms of quick ticket times, affordability, and carry out and home meal replacement options, but with a fresh, tasty alternative to fast food products. In terms of full-service dining benefits, Quizno's offers more comfortable dining rooms than most fast food restaurant concepts as well as other dining options -- such as catering and delivery -- generally not available in the fast food arena. We believe our concept is well positioned to fill a growing niche in the restaurant business between fast food and full-service dining. The Quizno's concept also accommodates a variety of dining options from comfortable in-house dining to lunchtime carry out to home meal replacement.

     Our goal is to build a strong and consistently profitable nationwide chain of Restaurants with international expansion of the chain into selected foreign markets. The primary vehicle for achieving our planned growth has been our area director marketing program and, more recently, our master franchise program.

     Our revenues are primarily derived from a royalty on all sales at franchised Restaurants, initial franchise fees from each franchise sold, and fees collected from Area Directors or master franchisees, as well as revenue generated from company-owned Restaurants and license fees generated from licensing of our logos or in exchange for allowing a product company to sell proprietary Quizno's items. Franchisees, master franchisees and Area Directors pay fees to us only once in connection with execution of franchise agreements, master franchise agreements, and area director marketing agreements, respectively. Royalties provide a long-term continuing source of revenue. Franchise fees and royalties are expected to increase as the number of franchised Restaurants in operation increases. We may also repurchase certain area directorships and territories in the future, as we have in 1999. The royalty rate is currently 7% for traditional Restaurants, and the royalty rate is 8% for Quizno's Express units; however, a small number of Franchisees operate under older agreements that set lower royalty rates at 4% or 6%.

     From time to time, we may make proposals and engage in negotiations regarding acquisitions of material restaurant assets or other companies in the restaurant industry, if management and the Board of Directors believe that such proposed transaction would be in the our best interest. Our policy is not to publicly announce such proposals until the likelihood that the proposed transaction will be completed becomes probable.

Bain's Deli

     In November 1997, our wholly-owned subsidiary, The Quizno's Acquisition Company, purchased the assets of Bain's Deli Franchise Associates, L.P., a Pennsylvania limited partnership and franchisor and operator of approximately 63 delicatessen-style sandwich shops located primarily in the eastern United States. We never offered or sold additional Bain's Deli franchises and, in March 1999, sold to a third party all but 14 of the Bain's Deli franchise agreements we originally acquired. There are currently 8 non-converted Bain's Deli franchisees for which we are the franchisor. We will continue to give these 8 Bain's Deli franchisees the opportunity to convert to Quizno's Restaurants.

Area Director and Master Franchise Agreements

     We offer Area Directors a domestic geographical territory, within which to sell franchised Restaurants pursuant to an area director marketing agreement. This program is designed to assist us in accelerating the marketing and sale of franchises and the selection of Restaurant locations in the territory. Each territory is based on areas of dominant influence of local television broadcast stations as defined by the television broadcast industry. Our growth strategy clusters Restaurants in particular television markets in order to facilitate implementation of our advertising program.

     Each Area Director pays us a fee based on the total of the population in the territory. At present, the fee is $.07 per person located within the territory, plus a training fee of $10,000. The population based portion of this fee is not refundable.

     Area Directors are required to market franchises for Restaurants to be located within the territory. The Area Director agrees to open, through the sale of franchises, a specified number of franchised Restaurants within the territory during the term of the area director marketing agreement. The sales and opening schedules are lower in the first years of the development period. The area director marketing agreement does not grant the Area Director the exclusive right to market franchises or solicit franchisees in the territory, but it does grant the Area Director the right to receive certain fees and royalties, described in more detail below, from all franchised Restaurants and company-owned Restaurants established in the territory during the term of the area director marketing agreement (with certain exceptions). We reserve the right under the area director marketing agreement to market and sell franchises and to establish company-owned Restaurants in a territory.

     In international markets, we generally market our franchises through a qualified person, or "Master Franchisee," from whom we receive a one-time master franchise fee, negotiated on a case by case basis. The Master Franchisee receives the right to sell franchises and area directorships in a defined international market on an exclusive basis. We are paid a portion, typically 30%, of all franchise fees, royalties and area director fees collected by the Master Franchisee.

     As of December 17, 1999, we had 68 Area Directors whose Territories cover approximately 75% of the population of the United States. We have also sold master franchise rights for Canada, Japan, United Kingdom, Australia, and portions of Central America.

     The area director and master franchisee agreements set increasing minimum performance levels that require the Area Director or Master Franchisee to develop a specified number of Restaurants in each quarter or year (depending on the form of agreement) during the term of the agreement. Our experience with the Area Director and Master Franchisee programs to date indicates that while some Area Directors and Master Franchisees will exceed their development schedules, others will fail to meet their schedules. In our planning, we have allowed for a certain percentage of Area Directors and Master Franchisees who will not meet their development schedules. Delays in the sale and opening of Restaurants can occur for many reasons. The most common are delays in the selection or acquisition of an appropriate location for the Restaurant, delays in negotiating the terms of the lease and delays in franchisee financing. We may terminate an agreement if the Area Director or Master Franchisee fails to meet the development schedule, and we would then have the right to resell the territory to a new Area Director or Master Franchisee.

     In addition, through a required monthly minimum marketing expenditure, the Area Director is required to actively promote the sale of our franchises within the territory. The Area Director is required to visit with prospective franchisees and refer appropriate locations for franchised Restaurants within the territory to us for consideration. The Area Director is also required to perform monthly quality assurance inspections of the units in its area and assist Franchisees within its area in opening. Our franchise sales materials are made available to the Area Director.

     Each domestic Area Director is paid a commission of 40% of the royalty fees collected by us from each franchised Restaurant, or of royalties that would otherwise be payable by company-owned Restaurants in the territory opened and operated during the term of the area director marketing agreement, so long as the Area Director performs the services described above, subject to certain exceptions in some contracts for pre-existing Restaurants in the territory, "Turnkey" Restaurants, and conversion Restaurants for which the Area Director is paid a flat monthly fee of $200 per Restaurant for performing support services. Other forms of agreement exclude airport and other non-traditional units from the commission payment obligation. Under some forms of agreement, Area Directors are entitled to an ongoing commission of 1% on gross sales of Restaurants open and operating in the territory on the date the area director marketing agreement is terminated because of failure to meet the sales or opening goals, through either the initial term of the underlying franchise agreement or five years (15 years for area director marketing agreements executed before January 1998), whichever is less. This approach rewards the Area Director for selecting higher quality franchisees and higher quality locations while discouraging the Area Director from selecting locations that are too close together. In addition to the foregoing, the Area Director is entitled to receive a commission of 50% of the initial franchise fee paid to us for each franchise sold and open within the territory during the term of the area director marketing agreement.

     We have a program under which we will finance up to 50% of the area director marketing fees for certain approved domestic Area Director candidates who have the experience and skill requirement sought by us for our Area Directors, but do not have sufficient cash to pay the fee in full. The Area Director is required to personally sign a promissory note due to us for the amount financed, which will bear interest at 15% per year and be repaid in monthly installments over five years. The promissory note is secured by the area director marketing agreement and by other collateral unrelated to the business.

Franchise Program

     We authorize individuals and companies, within the United States, called "Franchisees" or "Owners," to establish and operate Restaurants at an approved location pursuant to the terms of a franchise agreement. Under the franchise agreement, we undertake to perform or have performed certain services with respect to the opening and operation of a Restaurant. In connection with the opening of a Restaurant, those services include (i) review and approval of the proposed Restaurant location, (ii) review and approval of construction plans for the Restaurant, (iii) identification of sources of supply for items which are ordinarily necessary to operate a Restaurant, (iv) an operations manual providing detailed instructions with respect to operation of the Restaurant, (v) training with respect to our method of operations, including operating procedures, food preparation techniques, controls, promotion programs, management and public relations, and (vi) pre-opening assistance. After opening of the Restaurant, we provide continuing advice and consultation with respect to operation of the Restaurant. From time to time, we elect to take over the operation of a Restaurant from an unsuccessful franchisee and operate the Restaurant until a new franchisee is found. Our investment in such operations may be recovered at the time the Restaurant is transferred to the new franchisee.

     The current franchise fee for the Owner's first Restaurant is $20,000, $15,000 for the second, and $10,000 for the third and any additional franchise agreement. We offer the franchise for a Quizno's Express unit at a reduced franchise fee of $10,000. The Owner also pays us a continuing royalty fee of 7% of the Owner's gross sales (8% for Quizno's Express franchises). Old forms of the franchise agreement require royalty fee payments at rates between 4% and 6%. "Gross sales" is defined as all sales whether on credit or for cash and all revenues from any source caused by the operation of the Restaurant, whether directly or indirectly relating to the operation. Sales tax and any other state or federal tax is excepted. The Owner also pays an advertising fee to us in an amount equal to 1% to 4% of gross sales, which are used by us for advertising, marketing, and public relations programs and materials to enhance and build the image and goodwill of the Quizno's system. There are certain other fees that must be paid by the Franchisee to us in order to reimburse us for costs incurred in connection with the establishment of a Restaurant. The total average cost to a Franchisee for opening a Restaurant ranges between $50,200 and $225,162, including the initial franchise fee, with most of the variation attributable to differences in the costs of leasehold improvements for the Restaurant, size of the Restaurant, and whether the unit is a traditional or Express Restaurant.

     We collect weekly and monthly sales and other operating information from each franchisee. We have agreements with most franchisees permitting us to electronically debit the franchisees' bank accounts for the payment of royalties, marketing fund contributions and other amounts owed to us under the franchise agreement. This system significantly reduces the resources needed to process receivables, improves cash flow and helps to limit past-due accounts related to these items. Franchisees generally are required to purchase and install an approved point of sale system that, among other things, allows us to poll sales information daily.

     We have developed certain items, such as bread and dressings for salads and sandwiches, which are prepared for use in the Restaurants based upon recipes developed by us and which are provided to Owners under the private label "Quizno's." The Owner is required to purchase those items from specified vendors for sale and use in the Restaurant. The franchise agreement also requires the Owner to acquire specified equipment and inventory, to establish and maintain specified signage and to operate the Restaurant in accordance with the standards and requirements outlined in our operations manual.

     We have entered into an agreement with a national food products distributor that allows Owners to obtain meat products, produce and other food and non-food items necessary for operation of franchised Restaurants at prices more favorable than those that could be obtained by individual Owners. All of the purchasing of the ingredients for the food products offered in the Restaurants is done centrally by us, which allows for better quality control. Each Owner then contacts the distributor directly to obtain the items needed for the Owner's Restaurant, which are delivered by the distributor. The distributor bills the Owner directly for all items ordered and we are not liable for any amounts owed by the Owners. If the national food product distributor no longer provided this service to us and our franchisees, we believe adequate alternative national services would be available without a significant increase in costs.

     We retain the right to approve the terms of the Owner's lease. A law firm selected by us must review the lease as part of the approval process. The Owner pays the costs for the review of the lease. We also reserve the right to enter into a lease directly with each landlord and then to sublease to the Franchisee.

     The Owner, or person designated by the Owner and approved by us, is required to devote his or her full time, attention and efforts to the performance of the Owner's duties under the franchise agreement relating to the operation of the Restaurant. The Owner agrees in the franchise agreement to use his or her best efforts to produce maximum volume of gross sales in the Restaurant. The Restaurant must be operated continuously on such days and during such minimum hours as are required by us, unless restricted by the Owner's lease or other rules applicable to the Restaurant.

     The Owner agrees to maintain books and records for the Restaurant in accordance with the requirements and specifications set forth from time to time by us. The Franchisee is required by the franchise agreement to submit all required reports to us when and in the manner or format required by us.

     In order to provide for proper financial tracking and planning for Owners, we began providing a restaurant bookkeeping service to our Restaurant Owners in 1994. In mid-1998, we outsourced the bookkeeping function. This service is intended to assure the Owners have accurate financial records as well as to allow us to keep accurate systemwide statistics. Franchise agreements executed after February 10, 1995, require Owners to use this bookkeeping service for the first year of operations, for the Owner's first unit, for a fee of $85 per week.

     The Owner must submit copies of all proposed advertising or promotional materials for written approval by us prior to use.

     We have the right to terminate a franchise agreement for a variety of reasons, including a Franchisee's failure to make payments when due or failure to adhere to our policies and standards. However, state franchise laws may limit our ability to terminate or refuse to renew a franchise.

     We expect that Restaurants operating within our franchise system will emphasize quality submarine sandwiches. In order to satisfy customer expectations regarding menus and service, we require substantial uniformity among all Restaurants. All Restaurants must conform to our decor and menu specifications. The Owner is not allowed to sell any goods or services at a Restaurant other than those goods and services specified by us.

Franchise Marketing Programs

     In order to facilitate the marketing of franchised Restaurants, we devote resources for national print media, sales staff, marketing materials, and trade shows. In addition, we have specific programs to market our franchises, including:

     Discovery Day. Discovery Day is a day-long event regularly scheduled in Denver to introduce potential Owners from throughout the country to the Quizno's concept.

     Toll Free Phone Line. We have installed a toll free phone line (1-800-DELI-SUBS) that rings directly into the Franchise sales department. The information is entered into a data base of potential Owner inquiries and an informational package is mailed to the caller.

     Open Houses. We have an ongoing program of hosting open houses throughout the country in conjunction with our Area Directors. Individuals who have expressed an interest in our franchises are invited to open houses.

     Computerized Data Base of Franchise Inquiries. We have installed a computer network within our Franchise sales department for the purpose of organizing, managing, and tracking individuals who inquire about our franchises.

     National Advertising. We advertise nationally for new franchisees on a regular and consistent basis in national, regional and local publications.

Company-Owned Restaurants

     As of December 28, 1999, we currently own and operate 25 Quizno's Restaurants. 17 are located in Colorado and 8 are located in Kansas. In fiscal 1999, company-owned Restaurants generated $534,636 in earnings. We also currently own and operate 1 Quizno's Restaurant held for resale, which incurred losses totaling $210,753 in fiscal 1999.

     While we expect to add new company-owned Restaurants from time to time, we expect most of our growth in the foreseeable future to result from the development of franchised Restaurants.

     In addition, from time to time, we acquire or assume the operation of franchised Restaurants where the franchisee has been unable to operate successfully for reasons unrelated to the location or the market. In such cases, we will typically operate the Restaurant, make any required improvements and repairs, re-staff, begin local store marketing, and ultimately transfer the Restaurant to a new qualified Owner. Occasionally, we may incur short term losses in such cases. However, the royalty stream provided over the long term by the new Owner will normally offset or exceed any such losses.

Advertising

     Our advertising staff develops advertising campaigns for use at all levels to support consumer sales in the Restaurants. Each franchised Restaurant currently pays 1% of gross sales to the marketing fund. All company-owned Restaurants must pay into the marketing fund on an equal percentage basis with all franchised Restaurants. We use the marketing fund to create, produce, and place advertising, in-store signs, in-store promotions, and commercial advertising; to pay agency costs and commissions; to create and produce video, audio, and written advertisements; to administer multi-regional advertising programs, including direct mail and other media advertising; to employ advertising agencies and in-house staff assistance; and to support public relations, market research, and other advertising and marketing activities. The advertising may be disseminated in print, television, or radio. The coverage has been local or regional, and, since early 1998, we have used national cable television campaigns.

     Each traditional Restaurant is required to spend another 3% of sales for local advertising or promotions. Funds may be used to purchase media schedules for TV, radio, or print ads produced by us, or any other approved media. A number of markets with a concentration of restaurants have formed separate advertising cooperatives which coincide with the area of dominant influence of local television broadcast stations. These cooperatives pool their advertising fees to jointly purchase media. We have the right to collect and designate all or a portion of the local advertising fee for either a regional advertising program or the marketing fund for the benefit of either the Restaurants within a particular region or all Restaurants.

Competition

     Restaurant Operations. The restaurant industry is highly competitive with respect to price, service, food quality and location and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than we possess.

     We compete in the sandwich segment of the fast food industry, an industry long dominated by hamburger chains. We believe that within the sub sandwich segment, our largest competitors by number of stores are Subway and Blimpie. Subway, the nation's largest submarine sandwich restaurant chain, has in excess of 12,000 units in the U.S., while Blimpie has grown significantly in recent years and has approximately 2,000 domestic units. The expansion of Subway has drawn attention to submarine sandwiches, during a time of growing concern relating to beef and fried foods. We believe that the submarine sandwich segment is underdeveloped, and that demand for submarine style sandwiches will continue to grow. Other than Subway and Blimpie, most submarine sandwich chains currently have less than 200 units each and are primarily local or regional.

     Our major competitors, including Blimpie, have followed Subway closely in the style and quality of the product, creating very little, if any differentiation in the market. Subway offers a low-cost product in a fast food style restaurant with limited seating. We have positioned the Restaurants between the traditional fast food restaurant style of our submarine sandwich competitors and full-service dining, and have focused on higher quality food products, to distinguish the Restaurants from their competitors. The restaurant business can be affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, inflation, increased food costs, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and our Restaurants in particular

     Franchise Competition. In addition to our Restaurant operations, we compete with fast food chains, major restaurant chains and other franchisors for franchisees. Many franchisors, including those in the restaurant industry, have greater market recognition and greater financial, marketing and human resources than we have. We believe that we can compete successfully for franchisees for several reasons. The total cost of opening a Quizno's Restaurant tends to be lower than that of hamburger fast food and full-service dining restaurants. The ratio of sales revenue per restaurant to restaurant opening costs is also better for Quizno's Restaurants than for most of our competitors. Finally, the ambiance of Restaurants offers a Franchisee a pride in ownership that is unique to the Quizno's concept.

Government Regulations

     We are subject to Federal Trade Commission ("FTC") regulation and several state laws which regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires us to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule.

     State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a substantial number of states. State laws that regulate the offer and sale of franchises generally require registration of the franchise offering with state authorities. Those that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of standards of performance on a franchisee and regulate discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions have not had a significant effect on our franchise operations.

     In October 1999, the FTC issued proposed changes to the FTC Rule that would effect certain disclosure obligations in connection with franchise sales. These proposed changes are still subject to public comment, and even if adopted as proposed, we do not think the changes would materially effect our franchise sales or other operations. We are not aware of any other probable pending franchise legislation that in our view is likely to affect our operations significantly. We believe that our operations comply in all material respects with the FTC Rule and the applicable state franchise laws.

     Each franchised Restaurant, and each company-owned Restaurant, is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which the Restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new Restaurant in a particular area. We are subject to federal and state environmental regulations, but these have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of a new Restaurant in a particular area.

     We are also subject to state and federal labor laws that govern our relationship with our employees, such as minimum wage requirements, overtime, working conditions and citizenship requirements, or customers, such as the Americans with Disabilities Act. Significant numbers of food service and preparation personnel are paid at rates governed by the federal minimum wage. Accordingly, increases in the benefits under any of these laws could increase labor costs to us and our franchisees.

     We do not have significant costs related to environmental law compliance or research and development.

Trademarks

     We presently own the following principal trademarks or service marks (the "Marks"). All of our primary Marks are registered on the Principal Register of the United States Patent and Trademark Office:


           Mark          Registration Number        Registration Date
-----------------------  --------------------  -------------------------

"QUIZNO'S" service mark       1,317,420              January 29, 1985

"QUIZNO'S" service mark       1,317,421              January 29, 1985

"QUIZNO'S & Design"
service mark                  1,716,834              September 15, 1992

"QUIZNO'S EXPRESS
CLASSIC SUBS" service
mark                          2,086,598              September 19, 1996

"QUIZNO'S SUBS OVEN
BAKED CLASSICS and
DESIGN"                       2,228,680              March 2, 1999


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

     We have also filed the following trademarks or service marks internationally:

                            Application or  Application or
                             Registration    Registration
 Country         Trademark       Number          Date           Status
-------------  ------------ --------------  ---------------  --------------



Australia      Quizno's      App. # 789815   30 March 1999     Pending

               Quizno's Subs
Australia      Oven Baked    App. # 789814   30 March 1999     Pending
               Classics

Canada         Quizno's      Reg. # 489496    6 February 1998  Registered

               Quizno's Subs
Canada         Oven Baked    App. # not yet
               Classics      available                          Pending
               (and design)

Europe-CTM     Quizno's      App. # 1057223   28 January 1999   Pending

               Quizno's Subs
Europe-CTM     Oven Baked    App. # 1057264   28 January 1999   Pending
               Classics

Great          Quizno's      Reg. # 1576926   18 August 1995    Registered
Britain

               Quizno's Subs
Great          Oven Baked
Britain        Classics      App # 2197852
               (and design)

Japan          Quizno's      Reg. # 4275508   21 May 1999       Registered

               Quizno's Subs
Japan          Oven Baked
               Classics      App. # 17745/99   1 March 1999     Pending
               (and design)

Mexico         Quizno's      Reg. # 502259    30 August 1995    Registered

Puerto         Quizno's      None             23 September 1997 Pending
Rico

Singapore      Quizno's      Reg. #6014/94    12 September 1994 Registered

South          Quizno's      Reg. # 29994     11 January 1996   Registered
Korea

     There are no agreements currently in effect which significantly limit our right to use or license the use of the Marks.

Employees

     As of December 20, 1999, we employed 70 full-time employees. In addition, we employed 97 full-time and 191 part-time employees in our company-owned Restaurants. Our employees are not covered by any collective bargaining agreement and we believe our employee relations are excellent.

ITEM 2.    DESCRIPTION OF PROPERTY

     We lease our headquarters office space of 13,368 square feet at 1415 Larimer Street, Denver, Colorado. We also lease the premises for each of the 27 company-owned and operated Restaurants at September 30, 1999, as follows:

1.    12201 East Arapahoe      Englewood, CO 80112     2,486 sq. feet
      Road, #B7
2.    6525 Gunpark Drive       Boulder, CO 80301       1,976 sq. feet
3.    191 Blue River Parkway   Silverthorne, CO 80498     931 sq. feet
4.    8081 East Orchard Road,  Greenwood Village, CO   3,166 sq. feet
      #67                      80111
5.    2311 30th Street         Boulder, CO 80301       1,400 sq. feet
6.    9425 South University    Highlands Ranch, CO     1,919 sq. feet
      Blvd.                    80126
7.    1275 Grant Street        Denver, CO 80203        1,400 sq. feet
8.    1250 South Hover Road,   Longmont, CO 80501      2,350 sq. feet
      Bldg. 8A
9.    1660 Lincoln Street, #   Denver, CO 80264        1,660 sq. feet
      105
10.   10450 West Colfax        Lakewood, CO  80215     1,992 sq. feet
11.   4495 North Washington    Denver, CO  80216       1,903 sq. feet
12.   11211 120th Avenue, #    Kenosha, WI 53142       1,214 sq. feet
      73A
13.   14413  West Colfax       Lakewood, CO 80401      1,300 sq. feet
14.   999 18th Street,  # 136  Denver, CO 80202        1,360 sq. feet
15.   3507 Manchester Expr.,   Columbus, GA 31909        613 sq. feet
      # F10
16.   270 West 14th Street     Denver, CO 80204        1,700 sq. feet
17.   4403 South Tamarac       Denver, CO 80237        2,420 sq. feet
      Parkway
18.   818 17th Street          Denver, CO 80202        1,800 sq. feet
19.   2401 West Central        El Dorado, KS 67042     1,800 sq. feet
20.   738 North Waco           Wichita, KS 67203       1,151 sq. feet
21.   4100 East Harry, #55     Wichita, KS 67218       1,850 sq. feet
22.   3300 North Rock Road     Wichita, KS 67226       1,840 sq. feet
23.   2792 South Seneca        Wichita, KS 67217       1,700 sq. feet
24.   2407 West 21st Street    Wichita, KS 67203       1,225 sq. feet
25.   602 North Tyler          Wichita, KS 67212       1,500 sq. feet
26.   678 East 47th Street     Wichita, KS 67216       1,540 sq. feet
      South
27.   1695 Larimer Street      Denver, CO 80202        2,981 sq. feet

ITEM 3.    LEGAL PROCEEDINGS

     In re Kirwin Ventures, L.L.C., Case No. 54 114 00312 98, American Arbitration Association. On June 29, 1998, Kirwin Ventures, L.L.C., a Michigan franchisee, filed an arbitration action in Southfield, Michigan against us, the Marketing and Promotion Fund, Michigan Restaurant Development, L.L.C. (the former Michigan area director), Richard F. Schaden, and Richard E. Schaden. The claim alleges violations of the Michigan Franchise Investment Law and misrepresentations in connection with the franchise sale; failure of the area director to comply with the area director marketing agreement; that advertising materials were not well-suited to the Michigan market; breach of a duty of good faith and fair dealing; and fraud. Kirwin seeks compensatory damages in excess of $400,000 plus attorneys' fees and other unspecified relief. On July 17, 1998, we filed a declaratory judgment action in federal court in Colorado asking that the arbitration be moved to Colorado according to the terms of the underlying franchise agreement. On December 27, 1999, the American Arbitration Association notified us that the arbitration would be held in Denver. We and the other defendants intend to deny each claim and will pursue counterclaims against Kirwin Ventures.

     Mibichu L.L.C. v. The Quizno's Corporation, No. 98-007226-CK (Oakland County, Michigan). Mibichu L.L.C. is a franchisee owned by the same individuals who own Kirwin Ventures and which operate a second Restaurant in Michigan. On June 29, 1998, Mibichu filed an action in Michigan state court against the same respondents named in Kirwin. We removed the case to the United States District Court for the Eastern District of Michigan Southern Division (No. 98-73256). The complaint alleges virtually identical claims and seeks identical relief. We and the other defendants once again deny the claims and intend to vigorously defend the action and pursue counterclaims.

     The Quizno's Corporation v. Robert W. Mitelhaus, No. 77 114 00187 98, American Arbitration Association (Denver, Colorado). On August 1, 1998, we terminated the area director agreement between us and Robert W. Mitelhaus, a California area director. On the same day, we instituted an arbitration action against Mitelhaus in Denver, Colorado, alleging that Mitelhaus breached various provisions of the area director agreement. On September 1, 1998, Mitelhaus denied that he breached the area director agreement. Mitelhaus alleged fraudulent termination of the area director agreement. In addition, Mitelhaus alleged that we failed to refund or pay certain amounts he claimed were due to him, and that we violated various state and federal franchise laws. Hearings in this matter were held before the American Arbitration Association from March 8-16, 1999. During the hearings, the respondent demanded damages in excess of $4 million.

     On April 13, 1999, the arbitration panel issued its ruling. It found that Mitelhaus had materially breached the area director agreement and that we had properly terminated that agreement. The panel therefore denied all of Mitelhaus' claims for breach of contract and refuted his allegations of franchise law violations. While the panel did award Mitelhaus approximately $230,000 in pre-termination commissions and costs, those related primarily to referral commissions that we owed Mitelhaus, before we terminated him in August 1998, for previous master franchise and area directorship sales we had made. We had no liability for our lawful termination of Mitelhaus' area director agreement. The panel also ordered Mitelhaus to abide by all of the post-termination covenants in the area director agreement

     The Quizno's Corporation v. Hot Concepts, Inc., No. 77 116 00246 99, American Arbitration Association (Denver, Colorado). On July 19, 1999, we terminated the area director agreement between us and Hot Concepts, Inc., an area director for the Cincinnati, Ohio and Lexington, Kentucky markets. On the same day, we instituted an arbitration action against Hot Concepts in Denver, Colorado, alleging that Hot Concepts breached various provisions of the area director agreement, including failure to develop the market. On October 14, 1999, Hot Concepts denied that it breached the area director agreement. Hot Concepts counterclaimed that we fraudulently terminated the area director agreement. In addition, Hot Concepts alleged that we failed to deal in good faith by terminating the agreement, and that we fraudulently induced Hot Concepts to enter into the agreement by misrepresenting the ability to develop the market. Hot Concepts also alleged unjust enrichment. Hot Concepts seeks damages of $1.5 million. We have denied the counterclaims and intend to pursue the claims against Hot Concepts. The principal owners of Hot Concepts also owned a second area directorship under Hampton-Davis Corp. for the Bowling Green, Kentucky and Jacksonville, Tennessee markets. On September 15, 1999, we filed an action entitled The Quizno's Corporation v. Hampton-Davis Corp., in the United States District Court for the District of Colorado (No. 99-S-1812), in which we asserted that Hampton-Davis failed to meet its development quota. On October 11, 1999, we terminated the area director agreement with Hampton-Davis. Although Hampton-Davis has not yet responded to the compliant, we believe it will file counterclaims similar to those filed by Hot Concepts and will seek similar relief. If so, we intend to also deny those counterclaims.

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. There are no other pending material legal proceedings to which we are a party or to which our property is subject. We do not believe that any of the foregoing litigation will have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to our shareholders at the 1999 Annual Meeting of Shareholders held on September 27, 1999:

Proposal #1        Election of Directors
                                            For            Withheld
                   Richard E. Schaden    1,596,203           225
                   Richard F. Schaden    1,596,203           225
                   Frederick H. Schaden  1,596,203           225
                   J. Eric Lawrence      1,596,203           225
                   Mark L. Bromberg      1,596,203           225
                   Brad A. Griffin       1,556,247
                   Brownell M. Bailey       39,956           225

Proposal #2 Approval of the increase of the number of shares authorized under our Employee Stock Option Plan from 320,000 to 670,000

                         For            Against         Abstained
                      1,592,403          4,025              0

Proposal #3 Approval of the increase of the number of shares authorized under our Amended and Restarted Non-Employee Directors and Advisors Stock Option
                  Plan from 140,000 to 200,000

                         For            Against         Abstained
                      1,592,203          4,225              0

Proposal # 4       Ratification of Accountants
                         For            Against         Abstained
                      1,595,928            0               500

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded in the NASDAQ Small-Cap Issues Market under the symbol "QUIZ." The following table shows high asked, low bid and close price information for each quarter in the last two fiscal years as reported by Prophet Information Services, Inc., a provider of online historical stock price data for all major U.S. securities markets. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On December 17, 1999, the stock closed at $8.125.

Fiscal Year Ended December 31, 1998
                        High             Low             Close
First Quarter          $5.88            $4.44            $5.88
Second Quarter         $9.00            $6.00            $8.19
Third Quarter          $8.38            $7.25            $8.13
Fourth Quarter         $8.06            $6.50            $7.63

Fiscal Year Ended September 30, 1999
                        High             Low             Close
First Quarter          $7.75            $6.88            $7.19
Second Quarter         $7.75            $6.50            $7.25
Third Quarter          $9.50            $6.94            $8.25

     There were 169 holders of record (and approximately 1,000 beneficial owners) of our Common Stock as of December 17, 1999. The first number includes shareholders of record who hold stock for the benefit of others.

     We do not expect to pay any dividends on our Common Stock in the foreseeable future. Management currently intends to retain all available funds for the development of our business and for use as working capital.

     In October 1999, we announced a program to repurchase up to 200,000 shares of our common stock. The timing, price, quantity and manner of purchases are being determined by management consistent with applicable Securities and Exchange Commission rules and are dependent upon market conditions. As of November 30, 1999, we had repurchased 61,300 shares under this program.

     During the last quarter of the fiscal year ending September 30, 1999, we sold the following securities without registration with the Securities and Exchange Commission pursuant to the exemption noted:



 Securities            Number of                                    Exemptions
    Sold        Date     Shares   Consideration     Purchasers       Claimed
------------ --------  ---------  -------------   -------------   ------------

Common Stock    8/5/99   1,527     $12,025 Plan    Quizno's 401(k)  Section 4(2)
                                    obligation      Trust


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Forward-Looking Statements

     Certain of the information discussed in this annual report, and in particular in this section entitled "Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that involve risks and uncertainties that might adversely affect our operating results in the future in a material way. Such risks and uncertainties include, without limitation, the effect of national and regional economic and market conditions in the U.S. and the other countries in which we franchise Restaurants, costs of labor and employee benefits, costs of marketing, the success or failure of marketing efforts, costs of food and non-food items used in the operation of the Restaurants, intensity of competition for locations and Franchisees as well as customers, perception of food safety, spending patterns and demographic trends, legal claims and litigation, the availability of financing for us and our Franchisees at reasonable interest rates, the availability and cost of land and construction, legislation and governmental regulations, and accounting policies and practices. Many of these risks are beyond our control. In addition, specific reference is made to the "Risk Factors" section contained in our Prospectus, dated January 9, 1998, included in the Registration Statement on Form S-3 filed by our company (Registration No. 333-38691).

     The principal sources of our income are continuing fees, initial franchise fees, and, historically, area director marketing fees. These sources are subject to a variety of factors that could adversely impact our profitability in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor to the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the sources of income identified above. Because our franchises are still concentrated in certain regions of the U.S., regional economic factors could adversely affect our profitability. Weather, particularly severe winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans and people in other countries in which we franchise the Restaurants will also impact our profitability. As eating habits change and types of cuisine move in and out of fashion, our challenge will be to formulate a menu within the Quizno's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.

     As our revenues from foreign operations become more significant, our profitability could be adversely impacted by international business risks and political or economic instability in foreign markets. While, international operations involve risks that do not exist in domestic operations, such as adverse fluctuation in foreign exchange rates, monetary exchange controls, foreign government regulation of business relationships, and uncertainty of intellectual property protection, we believe that the potential rewards of expanding the market for our services to selected foreign countries far outweighs such risks.

Overview

     In November 1999, we announced that we had changed our fiscal year end from December 31 to September 30. The financial statements included with this 10-KSB filing reflect our balance sheet as of September 30, 1999, December 31, 1998 and December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 1999 and the twelve months ended December 31, 1998 and 1997. Included below is the unaudited statement of operations for the twelve months ended September 30, 1999 and 1998 and the unaudited statement of cash flows for the twelve months ended September 30, 1999 and 1998. For purposes of Management's Discussion and Analysis or Plan of Operation, we believe that these twelve-month statements and comparisons provide a more meaningful analysis. Therefore, all comparison and analysis included in this Management's Discussion and Analysis or Plan of Operation will be based upon these twelve-month statements and related data. Unless noted otherwise, all references to 1999 and 1998 refer to the twelve months ending September 30, 1999 and 1998, respectively.


                      Consolidated Statement of Operations

                                               For the Year Ended
                                                  September 30,
                                          ------------------------------
                                              1999              1998
                                          ------------      ------------
                                                     (Unaudited)
Franchise operations:
 Revenue
   Continuing fees ..................     $ 10,412,414      $  5,119,903
   Initial franchise fees ...........        3,610,042         2,675,567
   Area director and master franchise
    fees ............................        2,131,882         2,357,216
   Other ............................          508,240           659,263
   Interest .........................          355,608           172,582
                                          ------------      ------------
           Total revenue ............       17,018,186        10,984,531
                                          ------------      ------------

 Expenses
   Sales and royalty commissions ....       (5,302,456)       (3,607,186)
   Advertising and promotion ........          (96,433)         (213,700)
   General and administrative
                                            (8,560,924)       (5,567,313)
           Total expenses
                                           (13,959,813)       (9,388,199)

Income from franchise operations ....        3,058,373         1,596,332
                                          ------------      ------------

Company store operations:
   Sales ............................        8,276,368         6,378,379
   Cost of sales ....................       (2,511,086)       (1,929,730)
   Cost of labor ....................       (2,222,855)       (1,549,512)
   Other store expenses
                                            (2,924,237)       (2,319,752)
           Total expenses
                                            (7,658,178)       (5,798,994)
                                          ------------      ------------

Income from Company stores operations     $    618,190      $    579,385
                                          ============      ============

                                                       For the Year Ended
                                                          September 30,
                                                 ------------------------------
                                                    1999               1998
                                                 -----------        -----------
                                                          (Unaudited)
Other income (expenses):
   Research, development and new programs ..     $      --          $   (72,161)
   Sales by stores held for resale .........         997,583            859,745
   Loss and expenses related to stores held
    for sale ...............................      (1,260,529)
   Loss on sale or closure of Company stores        (127,809)          (120,928)
   Sale of Japan master franchise ..........       1,168,801               --
   Provision for bad debts .................        (354,827)          (115,141)
   Other expenses ..........................         (68,245)           (16,261)
   Depreciation and amortization ...........      (1,280,836)          (564,766)
   Privatization costs .....................        (265,472)              --
   Interest expense ........................        (321,718)          (330,779)
                                                 -----------        -----------
           Total other expenses                   (1,513,052)        (1,433,270)
                                                 -----------        -----------

Net income before income taxes .............       2,163,511            742,447
Income tax provision .......................        (353,135)              --
                                                 -----------        -----------

Net income (loss) ..........................       1,810,376            742,447
Preferred stock dividends ..................        (179,151)          (217,262)
                                                 -----------        -----------

Net income before cumulative effect of
 changed accounting principle ..............       1,631,225            525,185
Cumulative effect of changed accounting
  principle (net of taxes) .................      (2,769,592)              --
                                                 -----------        -----------

Net income (loss) applicable to common
 stockholders ..............................     $(1,138,367)       $   525,185
                                                 ===========        ===========


                 Consolidated Statement of Cash Flows

                                                    For the Year Ended
                                                       September 30,
                                                ----------------------------
                                                    1999             1998
                                                -----------      -----------
                                                        (Unaudited)
Cash flows from operating activities
   Net income (loss) before preferred stock
    dividends .............................     $  (959,216)     $   742,447
   Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities -
      Depreciation and amortization .......       1,179,690          564,766
      Cumulative effect of changed
       accounting principle ...............       4,388,208             --
      Provision for losses on accounts and
       notes receivable ...................         354,827          115,141
      Loss on disposal of Company stores ..         158,308          120,928
      Deferred income taxes ...............      (3,395,416)         (65,515)
      Amortization of deferred financing
       costs ..............................         101,146           54,072
      Issuance of notes receivable for
      master franchise and area director ..      (1,211,237)        (965,407)
      marketing agreements
      Other ...............................          17,972            2,660
      Changes in assets and liabilities -
         Accounts receivable ..............        (497,682)        (249,502)
         Other assets .....................         108,968         (184,110)
         Accounts payable .................          95,453         (334,563)
         Accrued liabilities ..............         384,684          (71,374)
         Deferred franchise costs .........        (536,385)        (283,370)
         Deferred initial franchise fees
          and other fees ..................       5,174,771        2,010,112
         Accrued income taxes .............         851,469             --
                                                -----------      -----------
                                                  5,581,278          887,193
                                                -----------      -----------
         Net cash provided by operating
          activities ......................     $ 6,215,560      $ 1,456,285
                                                ===========      ===========

                                                    For the Year Ended
                                                       September 30,
                                               ----------------------------
                                                   1999            1998
                                               -----------      -----------
                                                        (Unaudited)
Cash flows from investing activities
   Cash paid for acquisition .............     $  (286,355)     $        -
   Purchase of property and equipment ....      (2,139,866)      (1,420,853)
   Proceeds from notes receivable ........       1,355,282          812,944
   Investment in turnkey stores ..........          (7,558)        (546,790)
   Short-term investments ................      (3,060,688)      (1,203,189)
   Issuance of other notes receivable ....        (362,578)        (631,864)
   Investment by minority interest owners          151,601             --
   Purchase of minority interest owners ..        (150,000)            --
   Intangible and deferred assets ........      (1,262,185)        (248,207)
   Proceeds from sale of assets and stores         213,000             --
   Deposits ..............................         (42,805)        (121,265)
   Area director marketing territory
    repurchases ..........................        (863,984)            --
   Other investments .....................         (15,000)            --
                                               -----------      -----------
         Net cash used by investing
          activities .....................      (6,471,136)      (3,359,224)
                                               -----------      -----------

Cash flows from financing activities
   Principal payments on long-term
    obligatins ...........................      (1,866,919)        (377,605)
   Proceeds from long-term obligations ...       2,242,187          973,924
     Loan and offering costs .............            --            (56,317)
     Redemption of Class B Preferred Stock        (500,000)            --
   Proceeds from issuance of common stock
    and preferred stock ..................         128,479        1,419,351
   Preferred dividends paid ..............        (179,452)        (217,262)
                                               -----------      -----------
         Net cash (used by) provided by
          financing activities ...........        (175,705)       1,742,091
                                               -----------      -----------

Net decrease in cash and cash equivalents         (431,281)        (160,848)

Cash and cash equivalents - beginning of
 year ....................................       1,058,109        1,218,957
                                               -----------      -----------

Cash and cash equivalents - end of year ..     $   626,828      $ 1,058,109
                                               ===========      ===========

     In 1999, before the cumulative effect of accounting changes, we were profitable for the year and for each of the four quarters in 1999. We ended the year with 634 Restaurants open (including 8 Bain's Deli restaurants), another 505 Restaurants sold and scheduled to open in the future, 27 Company owned Restaurants, 79 area directorships owned by 68 Area Directors, and 5 international master franchisees. We believe we have built a strong foundation for the Company upon which growth can continue with regular profits. In 1999, before the cumulative effect of accounting changes, we earned $1,810,376 compared to $742,447 in 1998 (amounts are before preferred stock dividends).

     On a quarterly basis, earnings before cumulative effect of changes in accounting principle and preferred stock dividends, by business segment, reflect continued overall improvement over the last eight quarters.

                       Franchise     Company
   Quarter Ended      Operations      Stores       Other         Net
-------------------  ------------  ------------  ----------  -----------
December 31, 1997       357,877       102,059    (386,349)     73,587
March 31, 1998          291,888       107,384    (257,593)    141,679
June 30, 1998           482,699       166,386    (400,411)    248,674
September 30, 1998      463,868       203,556    (388,917)    278,507
December 31, 1998       708,022        83,554    (347,821)    443,755
March 31, 1999          526,519       183,564    (260,848)    449,235
June 30, 1999           535,169       197,769    (538,877)    194,061
September 30, 1999    1,288,663       153,303    (718,641)    723,325


     The following table reflects our revenue growth by source and Restaurants for the past two years:

                                  For the year ended
                                      September 30,
                                  --------------------
                                    1999        1998
                                  -------      -------
Revenue (000's)
Continuing fees .............     $10,412      $ 5,120
Initial franchise fees ......       3,610        2,676
Area director fees ..........       2,132        2,357
Other .......................         832
                                  -------      -------
                                      864          832
Franchise revenue ...........      17,018       10,985
Sales by Company owned stores       8,276        6,378
Sales by stores held for ....         860
                                  -------      -------
resale ......................         998          860
                                  -------      -------
Total revenue ...............     $26,292      $18,223
                                  =======      =======
Percent increase ............          44%
                                  =======

Restaurants open, beginning .         438          241
New Restaurants opened ......         258          167
Restaurants acquired ........         --            60
Restaurants sold ............         (31)          --
Restaurants closed ..........         (28)         (25)
Restaurants closed, scheduled
 to reopen...................          (4)          (5)
Restaurants reopened ........           1           --
                                  -------      -------
Restaurant open, end ........         634          438
                                  =======      =======

Franchises sold, domestic and
 international ..............         545          361
                                  =======      =======

Initial franchise fees
 collected (000's)...........      $6,986       $4,785
Systemwide sales (millions)..        $152          $89
Average unit volume (1)......    $369,000     $339,000
Same store sales (2) (3).....      Up 7.3%

(1) Average unit volumes of $369,000 and $339,000, are for the nine months ended September 30, 1999 (annualized) and December 31, 1998, respectively. Average unit volumes exclude Restaurants located in convenience stores and gas stations and include only Restaurants open at least one year under the same ownership.

(2) Same store sales are for the nine months ended September 30, 1999 compared to the comparable period in 1998 and is based on 228 stores open all of 1999 and 1998. Stores that transferred ownership during this period, or were in substantial default of the franchise agreement at September 30, 1999, are excluded.

(3) Because we are and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as Restaurants are included from more start up markets. Results of Operations

Comparison of Years Ended September 30, 1999 and 1998

     Franchise revenue increased 55% in 1999 to $17,018,186 from $10,984,531 in 1998. Total revenue increased 44% in 1999 to $26,292,137 from $18,222,655 in
1998. The revenue increase resulted primarily from continuing fees and Company store sales.

     Continuing fees increased 103% in 1999 to $10,412,414 from $5,119,903 in 1998. Continuing fees are comprised of royalties and licensing fees.

     Royalty fees increased 74% in 1999 to $8,386,050 from $4,832,014 in 1998.
Royalty fees are a percentage of each Owner's sales paid to us and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase. At September 30, 1999, there were 607 franchises open (including Bain's) compared to 408 franchises open at September 30, 1998. The royalty rate was 5% for agreements entered into prior to February 11, 1995, 6% for all franchise agreements entered into from February 11, 1995 through March 31, 1998 and 7% for all agreements entered into since March 31, 1998. We have no immediate plans to further increase the royalty rate.

     Licensing fees are generated through the licensing of our trademark for use by others. Licensing fees are expected to continue and to increase as systemwide sales and the awareness and value of our brand increases. For 1999, licensing fees were $2,026,364 and $287,889 in 1998. There was no licensing fee revenue prior to January 1, 1998.

     Initial franchise fees increased 35% in 1999 to $3,610,042 from $2,675,567 in 1998. Initial franchise fees are one-time fees paid by Owners at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of our obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. Our share of initial franchise fees sold by foreign master franchisees is recognized when received. In 1999, we opened 258 franchises, including 46 international Restaurants, as compared to 167, including 22 international Restaurants, opened in 1998. Our initial franchise fee has been $20,000 since 1994. Owners may purchase a second franchise for $15,000 and third and subsequent franchise for $10,000. The initial franchise fee for a Quizno's Express franchise is $10,000 for the first, $7,500 for the second, and $5,000 for the third and additional franchises purchased by the same Owner. Our share of initial franchise fees for international Restaurants is generally 30% of the franchise fee and will vary depending on the country and the currency exchange rate.

     Initial franchise fees collected by us for domestic franchise sales are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at September 30, 1999 were $7,910,648 and represent 505 domestic franchises sold but not yet in operation, compared to $4,279,868 at September 30, 1998 representing 324 domestic franchises sold but not open. Approximately 159 international franchises had been sold but were not open at September 30, 1999 (approximately 80 at September 30, 1998). Direct costs related to the sale, primarily sales commissions to Area Directors, are deferred on our books and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid and due at the time of opening with respect to initial franchise fees deferred at September 30, 1999 were $1,585,773. Approximately 50% of all domestic initial franchise fees received by us are paid to Area Directors for sales and opening commissions.

     We did not sell or open any Bain's franchises in 1999 or 1998, nor do we expect to in the future.

     Area director and master franchise fees were $2,131,882 in 1999 and $2,357,216 in 1998. Domestic area director fees were $1,200,813 in 1999 and $1,499,466 in 1998. For analysis purposes, these amounts are not comparable. Effective January 1, 1999, we changed our accounting policy related to the recognition of revenue from area director marketing agreement fees to one that recognizes these fees as revenue on a straight-line basis over the term of the agreement, which is ten years. This change reflected a decision made by the U.S. Securities and Exchange Commission in December 1999 relative to the recognition of area director fee revenue. Commissions paid to the area director upon the inception of the agreement are classified as a prepaid and recognized as an expense over the same ten year term. The effect of the change in the nine-month period ending September 30, 1999, was the deferral of $4,262,701 of net revenue previously recognized in prior years. This was reported as a cumulative effect of change in accounting principle for $2,685,502 (net of $1,577,199 in income tax benefits) and is included in the net loss for 1999.

     The fee for U.S. areas was $.03 per person in the designated area through June 1996, $.035 from July 1996 through December 1996, $.05 from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each Area Director is required to pay a training fee of $10,000. In 1999, we sold 14 new area directorships including 5 existing Area Directors who purchased additional territory, as compared to 20 area directorships sold in 1998. At September 30, 1999, we had a total of 79 area directorships owned by 68 Area Directors who owned areas encompassing approximately 75% of the population of the United States.

     International master franchise fees are one-time fees paid to us for the right to sell franchises in a designated, exclusive, international market. The master franchisee assumes all of our obligations and duties under the agreement. We recognize these fees when received. International master franchise fees earned were $931,069 in 1999 and $857,750 in 1998. The 1999 fees received were for the United Kingdom, $510,000, Japan, $125,000, Australia, $221,069, and the rights to part of Central America, $115,000. A total of $40,000 of the fees have been deferred until our training obligations are completed. The 1998 fees of $632,750 and $225,000 were for Canada and Japan, respectively.

     We offer domestic Area Director applicants financing for up to 50% of the area fee. The amount financed is required to be paid to us in installments over five years at interest rates between 6% and 15%. The promissory notes are personally signed by the Area Director and, depending on the personal financial strength of the Area Director, secured by collateral unrelated to the area directorship. We also periodically offer payment plans to international Master Franchisee applicants. Of the 14 domestic and international areas sold in 1999, 11 used this financing for $1,450,309, representing 68% of the area director fees recognized in 1999. In 1998, a total of $1,083,408 was financed, representing 46% of area revenue.

     Other revenue decreased by 23% in 1999 to $508,240 from $659,263 in 1998. Other revenue is primarily amounts paid by equipment suppliers for design and construction, franchise transfer fees and bookkeeping fees charged Owners for whom we provided bookkeeping services. Amounts paid by equipment suppliers were $324,139 in 1999 compared to $298,330 in 1998. This amount will vary based on new store openings. Franchise transfer fees increased in 1999 to $86,500 from $46,000 in 1998. Since 1995, our franchise agreement requires all new Owners to utilize our bookkeeping services, or a firm designated by us, to provide bookkeeping services, for their first 12 months of operations. Bookkeeping fees were $30,888 in 1999 compared to $286,364 in 1998. Bookkeeping fees declined, and are expected to be immaterial in the future, because we out-sourced the function to a third party in 1998.

     Sales and royalty commissions expense increased 47% to $5,302,456 (44.2% of royalty and initial franchise fees) in 1999 from $3,607,186 (48.0% of royalty and initial franchise fees) in 1998. Sales and royalty commissions are amounts paid to our domestic Area Directors, commissions paid to other sales agents and employees, and costs related to sales promotions and incentives. Sales and royalty commission expense declined in 1999 as a percentage of royalty and initial franchise fee due to the repurchase of certain area directorships.

     Our domestic Area Directors receive commissions equal to 50% of the initial franchise fees and 40% of royalties received by us from franchises sold, opened, and operating in the Area Director's territory. In exchange for these payments, the Area Director is required to market and sell franchises, provide location selection assistance, provide opening assistance to new owners, and perform monthly quality control reviews at each franchise open in the Area Director's territory.

     The Area Director is entitled to receive commissions during the term of the area director marketing agreement and in some cases, upon expiration of the area director agreement, the commission paid is reduced to 1% of sales for 5 years.

     General and administrative expenses increased 54% to $8,560,924 in 1999 from $5,567,313 in 1998. As a percent of franchise revenue, general and administrative expenses have decreased slightly from 50.7% in 1998 to 50.3% in 1999. General and administrative expenses include all of our operating costs. The increase is primarily due to the addition of employees to service the rapidly growing network of our Owners and Area Directors. Although general and administrative expenses will likely continue to increase as we grow, we expect the rate of increase to continue to decline.

     We believe our general and administrative expenses are adequate and are not excessive in relation to our size and growth.

     Company owned stores earned $618,190 on sales of $8,276,368 in 1999 compared to $579,385 on sales of $6,378,379 in 1998. During 1999, we operated stores for a total of 257 store operating months. In 1998, we had a total of 189 store operating months. Sales per store month decreased 4.7% in 1999 to $32,166 from $33,748 in 1998.

     At September 30, 1999, we had 25 (24 at September 30, 1998) Company owned stores. In 1999, we purchased from an Owner one Restaurant. During 1998, we acquired and converted to Company owned Quizno's eight competitive sandwich shops in Wichita, Kansas, built and opened six new Company owned Quizno's, purchased from Owners four Restaurants, reclassified as stores held for resale five Company owned Quizno's, and sold to an Owner one Company owned store.

     Stores held for resale lost $262,946 on sales of $997,583 in 1999 compared to a loss of $213,234 on sales of $859,745 in 1998. At September 30, 1999 and 1998, we operated two and six stores held for resale, respectively. In 1999, we closed two stores held for resale and sold two stores to an Owner. During 1998, eight stores were classified as stores held for resale and two Bain's units were returned to the seller.

     Japan master franchise income represents payments received in 1999 of $1,423,348 for the master franchise rights of Japan. In the second quarter of 1999, we also received $22,000 for our share of an area director marketing agreement sold in Japan. In 1999, we incurred direct costs related to the revenue totaling $276,547 resulting in net revenue of $1,168,801. We received $350,000 in 1998. The payments were recognized as revenue when received. Although we plan to continue to enter into master franchise agreements internationally, we do not expect such transactions to be of the magnitude of the Japanese transaction.

     Provision for bad debts was $354,827 in 1999 compared to $115,141 in 1998. The increase in the 1999 expense was primarily due to allowances for promissory notes due for stores purchased from us and subsequently closed.

     Other expenses were $68,245 in 1999 compared to $16,261 in 1998. The increase in the 1999 expense was primarily due to the loss on the sale of assets. The 1998 expense was primarily subleasing losses related to one store previously owned by us and sold to an Owner.

     Depreciation and amortization was $1,280,836 in 1999 and $564,766 in 1998. The increase was due primarily to the depreciation related to assets of stores held for resale, the acquisition and development of new Company owned Restaurants in 1998 and certain other tangible and intangible assets with short lives expensed beginning in late 1998. A portion of the increase is related to certain intangible assets fully amortized in 1999 and thereafter not recurring.

     Privatization costs were $265,472 in 1999 and represents our costs associated with a proposed going private transaction. As discussed in our 1998 Form 10-KSB, on December 29, 1998, we received a proposal from our majority shareholders to merge the company into a new entity owned by them, pursuant to which all of our shareholders other than themselves, would receive cash for their company shares. On August 10, 1999, we announced that the proposal had been withdrawn. An agreement regarding all the terms of the transaction could not be reached with the Special Committee of the Board of Directors evaluating the offer.

     Interest expense was $321,718 in 1999 and $330,779 in 1998. The decrease was primarily attributable to a decrease in our effective interest rate. On January 6, 1999, we paid $500,000 to redeem all of our outstanding Class B Preferred Stock and paid off the remaining principal of our 12.75% convertible subordinated debt. The funds used for this payoff were obtained through the borrowing of $1,853,931 from an unrelated noteholder. This note accrues interest at the rate of 7.75% per annum.

     Income tax expense was $353,135 in 1999. There was no income tax benefit or expense recorded in 1998. Our taxable income has historically exceeded our book income primarily because initial franchise fees we receive are taxable income in the year received and are book income in the year the franchise opens. Consequently, we will not pay income taxes on this income when it is recognized for financial reporting purposes. As of December 31, 1998, we used all of our tax net operating loss carryforwards and incurred a tax liability. Accordingly, in the first quarter of 1999, we reduced the amount by which we had recorded an impairment of our deferred tax asset in prior years and recorded the tax benefit of prior years net operating losses of $368,553. Subsequent to December 31, 1998, our provision for income taxes was recorded at 37%.

     Cumulative effect of a change in accounting principle was $2,769,592. This amount was composed of a $2,685,502 (net of $1,577,199 in income tax benefits) change reflected by a decision made by the U.S. Securities and Exchange Commission in December 1999 relative to the recognition of area director fees. As previously discussed, effective January 1, 1999, we changed our accounting policy related to the recognition of area director marketing agreement fees to one that recognizes such fees as revenue on a straight-line basis over the term of the agreement, which is ten years.

           Also, during April 1998, Statement of Position 98-5, "Reporting in the Costs of Start-Up Activities" was issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was required to be adopted in the second quarter of 1999. Upon adoption, we were required to write-off $84,090 (net of $41,417 in income tax benefits) in preopening related costs that were deferred on the balance sheet as of December 31, 1998.

Liquidity and Capital Resources

     Net cash provided by operating activities was $6,215,560 in 1999 compared to $1,456,285 in 1998, an improvement of $4,759,275. The primary reasons for the improvement were the increase in net deferred franchise fees of $2,911,644, the increase of $1,729,927 in net income before depreciation, amortization, and the cumulative effect of changes in accounting principles, and the increase in accounts payable, accrued liabilities and the decrease in accounts receivable totaling $637,794. These amounts were partially offset by an increase of $859,816 in deferred income taxes less other changes totaling $339,629.

     Net cash used in investing activities was $6,471,136 in 1999 compared to cash used by investing activities of $3,359,224 in 1998. Cash used by investing activities for both years was primarily related to the acquisition or development of company owned Restaurants. The primary reason for the increase in funds used was the $1,857,499 increase associated with short-term investments. In addition, in 1999, cash of $863,984 was used to acquire area director territory repurchases.

     Net cash used by financing activities was $175,705 in 1999 compared to cash provided by financing activities of $1,742,091 in 1998. The 1999 amount was primarily from financing company owned Restaurants and the redemption of the Class B Preferred stock. The amount provided in 1998 was primarily from the sale of Class B and Class C preferred stock.

     At September 30, 1999, we had $192,923 invested in two stores held for resale. The stores held for resale are expected to be sold or closed by December 31, 1999.

     In the second quarter of 1998, we tested a program under which our Area Directors had the right to elect to have all future franchisee leases in the Area Director's territory signed by The Quizno's Realty Company ("QRC"), a wholly owned subsidiary of ours. As a condition of the lease, the landlord agrees not to look beyond QRC for payments. These locations would then be subleased by QRC to the Owner, whose personal liability is limited to one year. The Owner pays QRC an indemnification fee of $165 per month, pays a one-time lease-processing fee to QRC of $2,200, and pays a security deposit to QRC equal to two months rent. Effective March 1, 1998, we transferred cash and other assets having a book value of approximately $500,000 to QRC in exchange for stock and a promissory note. As of September 30, 1999, 13 leases had been executed under this program.

     On December 31, 1996, we completed a debt financing for $2 million of which $500,000 was converted to preferred stock in December 1997. On January 6, 1999, we paid off the loan and redeemed the preferred stock at a cost of $1,854,000. As required by the loan agreement, we issued a warrant to the lender to purchase 372,847 shares of our common stock at an exercise price of $3.10.

     On October 1, 1999, our Board of Directors authorized the purchase of up to 200,000 shares of our common stock. Subject to applicable security laws, repurchases may be made at such times, and in such amounts, as we deem appropriate. As of November 30, 1999, we had repurchased 61,300 shares at an average price of $8.63.

     On October 5, 1999, we closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.1%, which may be adjusted to the ten-year Treasury note rate plus 4.25% during the first 120 days, and is repayable in monthly installments of $193,344 for nine years and five months. The loan is secured by the assets of our company owned stores and other assets of ours existing at September 30, 1999. The loan is part of a securitized pool and includes a provision which could require us to pay up to another $1,555,555 depending on the amount of defaults, if any, in the loan pool. The proceeds of the loan were used to pay-off existing debt of $3,320,956, pay costs and fees associated with the loan of $560,000, and prepay interest and one payment of $304,624. The balance of $9,814,420 is available to use, with certain restrictions, for general corporate purposes other than working capital, dividends, or to repurchase the majority shareholder's stock. Certain notes payable held by us at September 30, 1999 were repaid with the AMRESCO note proceeds. See Note 9 of the Notes to the Consolidated Financial Statements for the identification of the notes repaid with these proceeds.

     On October 11, 1999, our Board of Directors approved the purchase of a corporate jet allowing for more efficient travel by management between areas of franchise operations. For tax purposes, the airplane qualifies for accelerated depreciation, resulting in the deferral of income tax payments. The $3,350,000 purchase was completed on October 13, 1999.

     On November 16, 1999, we announced that our subsidiary, QUIZ-DIA, Inc. purchased the assets of ASI-DIA, Inc. ("ASI") for a total of $4.875 million in cash. Assets purchased include two Quizno's restaurants and three bars, including the WWW.COWBOY bar, and various other assets located on Concourses A and B at the Denver International Airport. We intend to continue operating the restaurants as Quizno's Classic Subs and the bars as operated by ASI.

     As discussed in our 1998 Form 10-KSB, on December 29, 1998, we received a proposal from our majority shareholders to merge the company into a new entity owned by them, pursuant to which all of our shareholders other than themselves would receive cash for their company shares. On August 10, 1999, we announced that the proposal had been withdrawn. An agreement regarding all the terms of the transaction could not be reached with the Special Committee of the Board of Directors evaluating the offer.

     As we have in the past, we will continue to consider acquisitions of other chains, the purchase of Quizno's Restaurants from our Owners, and the purchase of Quizno's area directorships from our Area Directors. From time to time, we will make offers and enter into letters of intent for such transactions subject to the completion of due diligence. In all such cases, we will identify the sources of cash required to complete such transactions prior to entering into a binding agreement.

     We have never paid cash dividends on our common stock and we do not anticipate a change in this policy in the foreseeable future.

Year 2000 Disclosure

     Prior to December 1, 1999, we took various steps to address the year 2000 (or Y2K) issues as they related to our computer systems and operations in general. We reviewed our internal systems to determine what steps we could take to minimize Y2K's potential disruptive effect on our operations. We concluded that we were not at material risk from Y2K issues. We use current versions of widely used, publicly available software for our accounting and other data processing requirements. The providers of the software utilized by us have stated that there will be no failures in the programs used by us resulting from the year 2000. We use a small amount of customized software, all of which has been developed by us over the last two years, and has been written to be functional in the year 2000. We did not determine the impact, if any, that year 2000 issues might have on our vendors. However, we believe there are adequate alternative vendors that can supply products and services to us if necessary. Finally, our business, quick service restaurants, is not highly dependent upon electronic data processing.

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

Independent Auditors' Report......................................F - 1

Consolidated Financial Statements

    Consolidated Balance Sheets...................................F - 2

    Consolidated Statements of Operations.........................F - 3

    Consolidated Statement of Stockholders' Equity................F - 5

    Consolidated Statements of Cash Flows.........................F - 6

Notes to Consolidated Financial Statements........................F - 8

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
The Quizno's Corporation and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of The Quizno's Corporation and Subsidiaries as of the September 30, 1999 and December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Quizno's Corporation and Subsidiaries as of September 30, 1999 and December 31, 1998 and 1997 and the results of their operations and their cash flows for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.




                                 /s/Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC
December 13, 1999
Denver, Colorado

                   THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets



                                                                                          December 31,
                                                              September 30,     ------------------------------
                                                                   1999             1998               1997
                                                              -------------     ------------      ------------
                                     Assets
Current assets
   Cash and cash equivalents ............................     $    626,828      $    702,258      $    561,287
   Short-term investments ...............................        4,263,877         1,541,423           538,188
   Accounts receivable, net of allowance for
    doubtful accounts of $43,793 (1999),
    $20,000 (1998) and $38,231 (1997) (Note 8) ..........        1,047,438           857,280           545,109
   Current portion of notes receivable
    (Notes 3 and 8) .....................................          519,994         1,212,522           598,486
   Deferred tax asset (Note 12) .........................          128,718            81,260              --
   Other current assets .................................          373,578           266,100           375,902
   Assets held for resale (Note 4) ......................        1,082,310           690,030           593,675
                                                              ------------      ------------      ------------
     Total current assets ...............................        8,042,743         5,350,873         3,212,647
                                                              ------------      ------------      ------------

Property and equipment, net (Notes 2 and 5) .............        4,804,051         3,535,222         2,240,661
                                                              ------------      ------------      ------------

Other assets
   Intangible assets, net (Notes 2 and 6) ...............        1,662,265         1,553,522         1,651,637
   Other deferred assets (Note 7) .......................        1,726,984         1,119,371           739,762
   Deferred tax asset (Note 12) .........................        3,507,213           734,808           175,000
   Deposits and other assets (Note 2) ...................          361,189           119,883            76,294
   Notes receivables, net (Notes 3 and 8) ...............        1,670,329         1,375,872           734,495
                                                              ------------      ------------      ------------
     Total other assets .................................        8,927,980         4,903,456         3,377,188
                                                              ------------      ------------      ------------

Total assets ............................................     $ 21,774,774      $ 13,789,551      $  8,830,496
                                                              ============      ============      ============
                     Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable .....................................     $  1,219,157      $  1,317,085      $  1,065,374
   Accrued liabilities ..................................          544,476           532,324           489,848
   Current portion of long-term obligations
    (Notes 8 and 9) .....................................          337,642           370,404           303,084
   Current portion of subordinated debt
    (Note 9) ............................................          218,546           244,084           110,912
   Income taxes payable (Note 12) .......................          851,469           200,000              --
                                                              ------------      ------------      ------------
     Total current liabilities ..........................        3,171,290         2,663,897         1,969,218

Long-term obligations (Notes 8 and 9) ...................        1,268,504           964,984           741,570
Subordinated debt (Note 9) ..............................        1,498,791         1,130,916         1,389,088
Deferred revenue ........................................       13,722,331         4,781,946         2,148,662
                                                                                ------------      ------------
     Total liabilities ..................................       19,660,916         9,541,743         6,248,538
                                                              ------------      ------------      ------------

Commitments and contingencies (Notes 4, 10,
13 and 15)

Minority interest in Subsidiary (Note 2) ................             --             151,601              --

Stockholders' equity (Notes 9 and 11)
   Preferred stock, $.001 par value,
    1,000,000 shares authorized;
    Series A issued and outstanding 146,000
    (1999, 1998 and 1997) ($876,000
    liquidation preference) .............................              146               146               146
   Series B issued and outstanding 0 (1999),
    100,000 (1998) and 100,000 (1997)
    ($500,000 liquidation preference) ...................             --                 100               100
   Series C issued and outstanding 167,000
    (1999, 1998 and 1997) ($835,000
    liquidation preference) .............................              167               167               167
   Common stock, $.001 par value; 9,000,000
    shares authorized; issued and outstanding,
    3,074,177 (1999), 3,054,459 (1998) and
    2,923,294                                                        3,074             3,054             2,923
   Capital in excess of par value .......................        4,485,949         5,065,247         4,663,744

   Accumulated deficit ..................................       (2,375,478)         (972,507)       (2,085,122)
                                                              ------------      ------------      ------------
           Total stockholders' equity ...................        2,113,858         4,096,207         2,581,958
                                                              ------------      ------------      ------------

Total liabilities and stockholders' equity ..............     $ 21,774,774      $ 13,789,551      $  8,830,496
                                                              ============      ============      ============



                 See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations




                                              For the Nine             For the Years Ended
                                              Months Ended                December 31,
                                              September 30,     --------------------------------
                                                  1999              1998               1997
                                              ------------      ------------        ------------
Franchise operations
   Revenue (Note 8)
       Continuing fees ..................     $  8,682,783      $  5,836,822        $  2,747,955
       Initial franchise fees ...........        2,722,959         2,883,650           2,269,001
       Area director and master
        franchise fees (Note 1) .........          776,523         3,022,276           2,139,080
       Other ............................          370,374           604,172             593,771
       Interest .........................          238,790           259,193             137,640
                                              ------------      ------------        ------------
           Total revenue ................       12,791,429        12,606,113           7,887,447
                                              ------------      ------------        ------------

   Expenses
       Sales and royalty commissions ....       (3,877,691)       (4,266,024)         (2,346,476)
       Advertising and promotion ........          (53,943)         (191,755)           (245,953)
       General and administrative .......       (6,509,444)       (6,201,857)         (4,611,978)
                                              ------------      ------------        ------------
           Total expenses ...............      (10,441,078)      (10,659,636)         (7,204,407)
                                              ------------      ------------        ------------

Income from franchise operations ........        2,350,351         1,946,477             683,040
                                              ------------      ------------        ------------

Company store operations
   Sales ................................        6,420,563         6,848,737           4,070,666
                                              ------------      ------------        ------------
   Cost of sales ........................       (1,969,433)       (2,042,092)         (1,309,624)
   Cost of labor ........................       (1,747,029)       (1,683,225)         (1,037,101)
   Other store expenses .................       (2,169,465)       (2,562,540)         (1,432,290)
                                              ------------      ------------        ------------
           Total expenses ...............       (5,885,927)       (6,287,857)         (3,779,015)
                                              ------------      ------------        ------------

Income from Company stores operations ...          534,636           560,880             291,651

Other income (expenses)
   Research, development and new programs             --                --               (72,161)
   Sales by stores held for resale ......          566,841         1,281,904             149,549
   Loss and expenses related to stores
    held for sale .......................         (777,594)       (1,541,957)
   Loss on sale or closure of Company
    stores ..............................          (80,304)          (47,505)           (120,928)
   Sale of Japan master franchise .......        1,168,801              --                  --
   Provision for bad debts ..............         (220,536)         (285,308)            (49,540)
   Other expenses .......................          (26,287)          (47,838)            (64,544)
   Depreciation and amortization ........         (921,300)         (781,977)           (406,444)
   Privatization costs ..................         (265,472)             --                  --
   Interest expense .....................         (240,827)         (340,614)           (290,019)
                                              ------------      ------------        ------------

           Total other expenses .........     $   (796,678)     $ (1,763,295)       $ (1,064,309)
                                              ============      ============        ============




                 See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations



                                                 For the Nine         For the Years Ended
                                                 Months Ended            December 31,
                                                 September 30,    ----------------------------
                                                     1999             1998              1997
                                                 -----------      -----------      -----------
Net income (loss) before income taxes ......     $ 2,088,309      $   744,062      $   (89,618)
Income tax (provision) benefit (Note 12) ...        (721,688)         368,553             --
                                                 -----------      -----------      -----------

Net income (loss) before preferred
 dividends and  cumulative effect of changes
 in accounting principle ...................       1,366,621        1,112,615          (89,618)
Preferred stock dividends ..................        (124,230)        (220,890)         (93,998)
                                                 -----------      -----------      -----------

Net income (loss) before  cumulative  effect
 of changes in accounting principle ........       1,242,391          891,725         (183,616)
Cumulative effect of changes in accounting
 principle (net of taxes) (Note 1) .........      (2,769,592)            --               --
                                                 -----------      -----------      -----------

Net income (loss) applicable to common
 stockholders ..............................     $(1,527,201)     $   891,725      $  (183,616)

Net income per share - basic
Net income per share before cumulative
 effect of changes in accounting principle .     $       .40      $       .30      $      (.06)
Cumulative  effect of changes in  accounting
 principle .................................            (.90)            --               --
                                                 -----------      -----------      -----------

Basic net income per share of common stock .     $      (.50)     $       .30      $      (.06)
                                                 ===========      ===========      ===========


Net income per share - diluted
Net income per share before cumulative
 effect of changes in accounting principle .     $       .35      $       .26      $      (.06)
Cumulative effect of changes in accounting
 principle .................................            (.90)            --               --
                                                 -----------      -----------      -----------

Diluted net income per share of common stock     $      (.55)     $       .26      $      (.06)
                                                 ===========      ===========      ===========


Weighted average common shares outstanding
Weighted average common shares outstanding
 - basic ...................................       3,060,878        3,014,042        2,878,310
                                                 ===========      ===========      ===========

Weighted average common shares outstanding
 - diluted .................................       3,816,549        3,445,972        2,878,310
                                                 ===========      ===========      ===========


                 See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity



                                     Convertible
                                   Preferred Stock               Common Stock           Additional
                            --------------------------    --------------------------      Paid-in      Accumulated
                               Shares         Amount        Shares         Amount         Capital        Deficit           Total
                            -----------    -----------    -----------    -----------    -----------    -----------      -----------
Balance, December 31,
 1996                           146,000    $       146      2,864,757    $     2,865    $ 3,233,415    $(1,995,504)     $ 1,240,922

Issuance of convertible
 Series C preferred
 stock for cash, net
 of offering costs
 of $36,454 (Note 11) ....      167,000            167           --             --          798,379           --            798,546

Issuance of Series B
 convertible preferred
 stock for debt, net
 of offering costs
 of $44,277 (Note 9) .....      100,000            100           --             --          455,623           --            455,723

Inherent value of
 warrants granted to
 lender in connection
 with conversion at
 debt to Series B
 preferred stock
 (NOte 9) ................         --             --             --             --           44,277           --           44,277

Issuance of common stock
 for acquisition .........         --             --           18,182             18         99,982           --          100,000

Issuance of common stock
 for exercise of options
 pursuant to employee
 benefit plan (Note 11) ..         --             --           40,355             40         92,116           --           92,156

Inherent value of options
 granted to area
 directors (Note 11) .....         --             --             --             --           33,950           --           33,950

Preferred stock
 dividens (Note 11) ......         --             --             --             --          (93,998)          --          (93,998)

Net loss .................         --             --             --             --             --          (89,618)       (89,618)
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31,
 1997                           413,000            413      2,923,294          2,923      4,663,744     (2,085,122)     2,581,958

Issuance of common stock
 for exercise of options
 pursuant to employee
 benefit plan (Note 11) ..         --             --           51,165             51        222,473           --          222,524

Issuance of common stock
 for exercise of options
 by underwriter (Note 11)          --             --           80,000             80        399,920           --          400,000

Preferred stock
 dividens (Note 11) ......         --             --             --             --         (220,890)          --         (220,890)

Net income ...............         --             --             --             --             --        1,112,615      1,112,615
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31,
 1998                           413,000            413      3,054,459          3,054      5,065,247       (972,507)     4,096,207

Issuance of common stock
 for exercise of options
 pursuant to employee
 benefit plan (Note 11) ..         --             --           28,809             29         75,438           --           75,467

Tax benefit from exercise
 of stock options ........         --             --             --             --           14,840           --           14,840

Shares cancelled (Note 11)         --             --           (9,091)            (9)       (45,446)          --          (45,455)

Redemption of Series B
 Preferred Stock (Note 11)     (100,000)          (100)          --             --         (499,900)          --         (500,000)

Preferred stock
 dividends (Note 11) .....         --             --             --             --         (124,230)          --         (124,230)

Net income ...............         --             --             --             --             --       (1,402,971)    (1,402,971)
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30,
 1999                           313,000    $       313      3,074,177    $     3,074    $ 4,485,949    $(2,375,478)   $ 2,113,858
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========


                 See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                  For the Nine         For the Years Ended
                                                  Months Ended             December 31,
                                                  September 30,    ----------------------------
                                                      1999             1998            1997
                                                  -----------      -----------      -----------
Cash flows from operating activities
   Net income (loss) ........................     $(1,402,971)     $ 1,112,615      $   (89,618)
                                                  -----------      -----------      -----------
   Adjustments to reconcile net income
    (loss) to net cash provided by operating
    activities -
     Depreciation and amortization ..........         844,220          757,911          406,444
     Cumulative effect of a change in
      accounting principle ..................       4,388,208             --               --
      Provision for losses on accounts and
       notes receivable .....................         220,536          285,308          (12,846)
      Loss on disposal of Company stores ....          80,304           78,004          120,928
      Issuance of stock for services ........            --               --             16,349
      Inherent value of options granted .....            --               --             33,950
      Deferred income taxes .................      (2,819,863)        (641,068)            --
      Amortization of deferred financing
       costs ................................          77,080           24,066           54,072
      Issuance of notes receivable for
       master franchise and area director
       marketing agreements .................        (487,279)      (1,599,977)        (354,412)
      Other .................................          17,972             --               --
      Changes in assets and liabilities -
         Accounts receivable ................        (398,076)        (369,279)        (168,661)
         Other assets .......................         (77,735)         109,802         (192,997)
         Accounts payable ...................         (99,330)         251,711           12,346
         Accrued liabilities ................          12,152           42,476          319,120
         Deferred franchise costs ...........        (659,547)        (287,610)           6,085
         Deferred initial franchise fees and
          other fees ........................       4,672,693        2,633,284          573,191
         Accrued income taxes ...............         651,469          200,000             --
                                                  -----------      -----------      -----------
                                                    6,422,804        1,484,628          813,569
                                                  -----------      -----------      -----------
             Net cash provided by operating
              activities ....................       5,019,833        2,597,243          723,951
                                                  -----------      -----------      -----------

Cash flows from investing activities
   Cash paid for acquisition of Company store        (286,355)            --           (623,800)
   Purchase of property and equipment .......      (1,477,962)      (1,780,767)
   Proceeds from notes receivable ...........       1,221,099          889,671          553,007
   Investment in turnkey stores .............          (7,558)        (281,620)        (593,675)
   Short-term investments ...................      (2,722,454)      (1,003,235)
   Issuance of other notes receivable .......         (37,390)        (773,307)        (455,099)
   Investment by minority interest owners ...            --            151,601             --
   Purchase of minority interest owners .....        (150,000)            --               --
   Intangible and deferred assets ...........        (736,458)        (601,862)        (294,853)
   Proceeds from sale of assets and stores ..            --            213,000          135,000
   Deposits .................................         (89,749)         (43,589)         (38,665)
   Area director marketing territory
    repurchases .............................        (863,984)            --               --
   Other investments ........................         (15,000)            --               --
                                                  -----------      -----------      -----------
             Net cash used by investing
              activities ....................      (5,165,811)      (3,230,108)
                                                  -----------      -----------      -----------

Cash flows from financing activities
   Line-of-credit ...........................            --               --           (220,239)
   Principal payments on long-term
    obligations .............................      (1,733,697)        (505,440)        (347,799)
   Proceeds from long-term obligations ......       2,338,168          877,642          155,615
   Redemption of Class B Preferred Stock ....        (500,000)            --               --
   Loan costs ...............................            --               --            (37,469)
   Proceeds from issuance of common stock
    and preferred stock .....................          90,307          622,524          910,807
   Offering costs ...........................            --               --            (36,454)
   Preferred dividends paid .................        (124,230)        (220,890)         (93,998)
                                                  -----------      -----------      -----------
             Net cash provided by financing
              activities ....................          70,548          773,836          330,463
                                                  -----------      -----------      -----------

Net (decrease) increase in cash and cash
 equivalents ................................         (75,430)         140,971       (1,566,043)

Cash and cash equivalents - beginning of year         702,258          561,287        2,127,330
                                                  -----------      -----------      -----------

Cash and cash equivalents - end of year .....     $   626,828      $   702,258      $   561,287
                                                  ===========      ===========      ===========


                 See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest was $240,827 (1999), $340,614 (1998) and $290,019 (1997). Cash paid during the year for income taxes was $1,198,275 (1999), $72,515 (1998) and $0 1997.

Supplemental disclosure of non-cash investing and financing activities:
     During 1999, the Company sold a store held for resale for $150,000, all of which was in the form of a promissory note, and recorded a loss on sale of $11,684. Also, the Company sold the franchising rights and obligations for all but 14 of its Bain's Deli's franchise agreements to Bain's Deli Corporation for $850,000, represented by a note receivable, a reduction of a related payable and other intangibles. In 1999, the Company recorded a gain of $12,071 related to this sale.

     Also, during 1999, the Company reached a settlement with Bain's Deli that resulted in the return to the Company of the 9,091 shares of Company stock originally issued as part of the purchase of the Bain's units in 1997 and the cancellation of the Company's note payable to Bain's Deli in the amount of $116,118.

     During 1998, the Company transferred $220,227 of property and equipment to assets of stores held for resale or under development.

     Additionally in 1998, the Company reduced notes payable, pursuant to the terms of the Bain's purchase agreements, in the amount of $437,553. Corresponding reductions in property and equipment ($150,000) and intangibles ($287,553) were also recorded.

     During 1999, 1998 and 1997, the Company acquired assets under capital leases totaling $124,742, $231,085and $77,942, respectively.

     During 1997, the Company converted $500,000 of subordinated debt to 100,000 shares of Series B convertible preferred stock net of $44,277 of deferred offering costs.

     Additionally in 1997, the Company acquired the assets of Bain's Deli Franchise Associates, which included 52 franchise restaurants and three company owned deli restaurants as follows:

        Property and equipment                      $   225,000
        Non-compete agreement                         1,060,000
        Other assets                                    122,900
                                                    -----------

                                                    $ 1,407,900
                                                    ===========

        Acquisition costs                          $  (104,600)
        Cash paid                                     (623,800)
        Promissory note issued                        (579,500)
        Common stock issued                           (100,000)
                                                    ----------

                                                   $(1,407,900)
                                                   ===========

                See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

The Quizno's Corporation (the "Company") was incorporated on January 7, 1991, in the State of Colorado, and is primarily engaged in the business of franchising Quizno's quick service restaurants throughout the United States, Canada, United Kingdom, Australia, Japan and Central America featuring submarine sandwiches, salads, soups, and refreshments.

The Company's wholly owned subsidiaries are The Quizno's Operating Company ("QOC") incorporated in 1994 to own and operate Company stores, S & S, Inc. ("S&S") formerly the Quizno's Development Company ("QDC") incorporated in 1995 to develop stores to sell or lease to franchisees, The Quizno's Realty Company ("QRC") incorporated in 1995 to execute leases for store locations, The Quizno's Acquisition Company ("QAC") incorporated in 1997 to purchase existing unrelated quick service restaurants, the Quizno's Licensing Company ("QLC") incorporated in 1998 to license companies who use the Quizno's logos and QUIZ-DIA, Inc. ("DIA") incorporated in 1999 to purchase restaurant assets at Denver International Airport. In addition, in 1998, the Company organized Quizno's Kansas LLC ("QKL"), and purchased the assets of Stoico Restaurant Group (see below).

The following table summarizes the number of Quizno's restaurants open at September 30, 1999:

                                        Sold But
                                        Not Yet In
                                        Operation   Operational    Total
                                        ---------   -----------    ------
Quizno's
Company owned restaurants ...........      --          17           17
Franchise restaurants - U.S. and
Puerto Rico .........................       505       527        1,032
Franchise Restaurants - International       159        72          231
Restaurants held for resale .........      --           2            2

Bain's
Franchise restaurants ...............      --           8            8

Quizno's Kansas
Company owned restaurants ...........      --           8            8
                                          -----     -----        -----

                                            664       634        1,298
                                          =====     =====        =====

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries QOC, S&S, QRC, QLC, QAC and QKL.

Change in Fiscal Year

In November 1999, the Company changed its fiscal year from December 31 to September 30. All references in the financial statements to the year or period ended September 30 relate to the nine months ended September 30, 1999.

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

The Company's cash equivalents consists of short-term commercial paper with original maturities not in excess of three months. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, balances of cash and cash equivalents exceeded the federally insured limit by approximately $1,140,779.

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

During 1999, unrealized gains and losses were immaterial as amortized cost approximated market value.

Accounts Receivable/Royalties Receivable

At the time the accounts and royalties receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of the franchisee. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

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
                                                   years

Area Director Territory Repurchases

Costs associated with repurchasing area directory territories are deferred and amortized on a straight-line basis over 15 years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At September 30, 1999, the Company determined no impairment was appropriate.

Initial Franchise Fees and Related Franchise Costs

Management believes it is probable that all of the deferred franchise fees will be realized. The amount of the deferred franchise fees considered realizable, however, could be reduced in the near term if estimates of the future franchise openings is reduced.

Initial franchise fees paid by U.S. franchisees are recognized as revenue when all material services and conditions required to be performed by the Company have been substantially completed, which is generally when the franchise commences operations. Initial franchise fees collected by the Company before all material services and conditions are substantially performed are recorded as deferred franchise sales revenue. These franchise fees are non-refundable in most circumstances. Incremental development costs are deferred, but not in excess of the deferred revenue and estimated cost to open the Quizno's restaurant, and are expensed when the revenue is recognized.

Area Director Marketing Agreements

The area director marketing agreement provides the area director a non-exclusive right to sell and open franchises in a defined geographic territory in the U.S. and requires that the area director be responsible for advertising for, soliciting and screening prospective franchisees. The agreements also require the area director to sell and open a minimum of new franchised restaurants each year or forfeit future rights to the territory. In addition, the area director is responsible for identifying possible locations, providing on-site opening assistance, and providing quality assurance services to franchises in the defined area. The Company pays the area director 50% of the initial franchise fee sold by the area director, and a fee of 40% of the royalty received by the Company from each franchise within the defined area. The agreements are for a period of ten years, with the option to extend for an additional ten years after certain restrictive performance criteria are met. The area director is entitled to receive commissions during the term of the area director marketing agreement and, in certain circumstances, the area director is entitled to 1% of gross sales for franchise restaurants operating in the territory as of the termination date of the area director agreement. The area director marketing fee is $.07 per person living in the area director's territory, plus a $10,000 training fee which is deferred until training has been completed. Prior to January 1, 1999, the Company recognized revenue when all material services and conditions required to be performed by the Company had been substantially completed.

Change in Accounting Method for Area Director Marketing Agreements

Effective January 1, 1999, the Company changed its accounting policy related to the recognition of area director marketing agreement fees to one that recognizes such fees as revenue on a straight-line basis over the term of the agreement, which is ten years. Direct expenses attributable to the fees are classified as a prepaid and recognized as an expense over the same ten year term. The effect of the change in fiscal 1999 resulted in the deferral of $4,262,701 of net revenue previously recognized in prior years. Fiscal 1999 income before the cumulative effect adjustment included $387,108 of amortized deferred net revenue related to area director marketing agreement fees. This change was reported as a cumulative effect of change in accounting principle for $2,685,502 (net of $1,577,199 in income tax benefits) and is included in the net loss in fiscal 1999.

International Fees

The Company grants master franchise rights for the development of international markets. The master franchisee will enter into individual franchise and area director agreements for development within the franchised country, and will assume all of the franchisor's obligations and duties under the agreement. The Company is not a party to the individual franchise and area director agreements. Generally, the master franchise agreement requires the master franchisee to pay the Company a percentage, currently 30%, of all initial franchise fees, royalties, and area fees collected by the master franchisee. The Company recognizes these fees when received by the Company.

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

Income Taxes

The Company calculates and records the amount of taxes payable or refundable currently or in future years for temporary differences between the consolidated financial statement basis and income tax basis based on the current enacted tax laws. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from depreciation, deferred franchise sales and area director fee revenues and costs and net operating loss carryforwards.

Basic and Diluted Loss Per Common Share

In accordance with FAS 128, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which for the nine months ended September 30, 1999 and the years ended December 31, 1997 and 1998 consisted of preferred stock, convertible debt, stock options and warrants outstanding (Note 14).

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, receivables, prepaids, current portion of notes receivable, accounts payable and accrued expenses approximated fair value as of September 30, 1999 because of the relatively short maturity of these instruments.

The carrying amounts of long-term notes receivable approximate fair value as of September 30, 1999 because the discounted cash flows at current rates approximate the rates of the significant notes.

The carrying amounts of notes payable and debt issued approximate fair value as of September 30, 1999 because interest rates on these instruments approximate market interest rates.

Reclassifications of Prior Year Amounts

Certain reclassifications have been made to the balances for the years ended December 31, 1998 and 1997 to make them comparable to those presented for the nine months ended September 30, 1999, none of which change the previously reported net income or total assets.

Recently Issued Accounting Pronouncements

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


Note 2 - Acquisition of Assets

Effective July 31, 1999, the Company repurchased the 30% minority interest of QKL for $150,000 in cash.

On July 1, 1999, the Company purchased, for cash, a Quizno's Restaurant from a franchisee for a total purchase price of $286,355. The purchase was accounted for under the purchase method.

The purchase price has been allocated to the assets purchased based on the fair market values at the date of acquisition, as follows:

Equipment                                          $  65,000
Leasehold improvements                               105,000
Covenant not to compete                              100,000
Lease Agreement                                       10,087
Inventory and deposit                                  6,268
                                                   ---------

                                                   $ 286,355
                                                   =========

No pro forma statement of operations is presented as the effect is not material to the Company's operations.


Note 3 - Notes Receivable

Notes receivable consist of the following:
                                                              December 31,
                                           September 30,  ---------------------
                                                1999        1998        1997
                                            -----------   ---------   ---------
Notes receivable  related to area director
marketing  agreements,   interest  ranging
from 6% to  15%,  due in  varying  amounts
through December 2010.                       $1,540,826  $1,878,855  $  853,028

Notes   receivable  for  sale  of  stores,
interest  ranging  from 6% to 15%,  due in
varying amounts through October 2012.           530,026     410,058     494,318

Note receivable from national  advertising
trust,  interest  at 10%,  paid in full in
February 1999.                                      -       267,058         -

Note    receivable    from   Bain's   Deli
Corporation,  interest  accrues  at  6% if
note  balance not paid down $25,000 in any
one year, due February 1, 2006                  150,000        -           -

Other  notes   receivable   with  interest
ranging  from  0% to 11%,  due in  varying
amounts   through   2011.    Includes   $0
(1999),  $21,524 (1998) and $35,524 (1997)
due from the Advertising Fund (Note 8).          11,213      32,423     125,635
                                            -----------   ---------   ---------
                                              2,232,065   2,588,394   1,472,981
Less current portion                           (519,994) (1,212,522)   (598,486)
                                            -----------   ---------   ---------
                                              1,712,071   1,375,872     874,495
Less allowance                                  (41,742)        -      (140,000)
                                            -----------   ---------   ---------

                                            $ 1,670,329  $1,375,872  $  734,495
                                            ===========  ==========  ==========

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

Future principal payments are as follows:

Year Ended September 30,
------------------------

          2000                               $ 519,994
          2001                                 360,189
          2002                                 378,702
          2003                                 331,937
          2004                                 205,829
          Thereafter                           435,414
                                             ---------
                                             2,232,065
Less allowance                                 (41,742)
                                             ---------

                                            $2,190,323
                                            ==========


Note 4 - Assets Held for Resale

Included in assets held for resale are the following:

                                                            December 31,
                                         September 30, ----------------------
                                              1999        1998        1997
                                          ----------   ----------  ----------
Furniture fixtures and equipment          $   65,421   $  221,034  $       -
Leasehold improvements                       108,056      383,771          -
Goodwill and other                            19,446       33,590          -
Area director territory repurchases          889,387       51,635          -
Stores under development                         -            -       593,675
                                          ----------   ----------  ----------

                                          $1,082,310   $  690,030  $   593,675
                                          ==========   ==========  ===========

During 1997, the Company acquired a store from a franchisee and also was in the process of constructing four stores. At the end of 1997, three of the four stores were operational and in 1998, the fourth store became operational. In March 1998, one of the stores was sold as a franchise for a sale price of $213,000. Cost incurred by the Company prior to the sale amounted to approximately $234,000. In 1999, the Company sold another store as a franchise for a sale price of $150,000 and closed one store. Costs incurred by the Company prior to their disposal amounted to approximately $179,000 and $170,000, respectively. The Company intends to close one store and sell the remaining store by the end of 1999.


Note 5 - Property and Equipment

Property and equipment consist of the following:

                                                                 December 31,
                                            September 30, -------------------------
                                 Life          1999          1998          1997
                               ----------   ----------    ----------    -----------
Equipment                      3-10 years   $2,014,698    $1,524,799    $   903,371
Furniture and fixtures         7-10 years    1,052,232       764,672        390,435
Leasehold improvements         Lease term
                               (Note 10)     2,286,344     1,712,215      1,297,334
Software                       3-5 years       681,238       313,540        113,506
                                            ----------    ----------    -----------
                                             6,034,512     4,315,226      2,704,646
Less accumulated
 depreciation and amortization              (1,230,461)     (780,004)      (463,985)
                                            ----------    ----------    -----------

Net property and equipment                  $4,804,051    $3,535,222    $ 2,240,661
                                            ==========    ==========    ===========

Depreciation expense for 1999 included depreciation on certain assets sold, or held for resale that will not recur in future years if these assets are sold, as is the intention of the Company.


Note 6 - Intangible Assets

Intangible assets consist of the following:

                                                             December 31,
                                          September 30,-----------------------
                                             1999         1998        1997
                                          ----------   ----------  -----------
Covenants not to compete                  $  600,113   $1,667,546  $ 1,664,759
Franchise agreements                         792,796      310,506      292,395
Prepaid area director marketing
 commission                                  526,776          -            -
Trademarks and other                         455,339      442,813      318,827
                                          ----------   ----------  -----------
                                           2,375,024    2,420,865    2,275,981
Less accumulated amortization               (712,759)    (867,343)    (624,344)
                                          ----------   ----------  -----------

                                          $1,662,265   $1,553,522  $ 1,651,637
                                          ==========   ==========  ===========



Note 7 - Other Deferred Assets

Other deferred assets consist of the following:


                                                               December 31,
                                           September 30, -----------------------
                                               1999         1998        1997
                                            ----------   ----------  -----------
Deferred franchise costs                    $1,585,773   $  926,226  $   638,616
Deferred financing costs                       108,769       87,080      101,146
Other deferred costs                            32,442      106,065         -
                                            ----------   ----------  -----------

                                            $1,726,984   $1,119,371  $   739,762
                                            ==========   ==========  ===========


Note 8 - Related Party Transactions

The Company had notes receivable from the Advertising Fund of $0, $21,524 and $35,524 at September 30, 1999 and December 31, 1998 and 1997, respectively. The balances related to an off season build-up for advertising which was reimbursed to the Company in the subsequent year.

In September 1999, two employees of the Company purchased an area directorship for $200,000, of which $180,000 of which was in the form of a promissory note and $20,000 was in cash.

Two directors of the Company own more than 50% in a company that owns an area directorship. In 1999, 1998 and 1997, the Company paid the Area Director $142,364, $139,358 and $85,577, respectively, in commissions and royalties. At September 30, 1999, $55,547 was owed to the Company on a promissory note due from the area director. During 1997, 1998 and 1999, payments on such notes were $4,655, $6,212 and $8,000, respectively. An additional $10,000 was paid in November 1999 to bring the note and all accrued interest current. The area director is also indebted to the Company for $13,075 in connection with the resale of a Quizno's restaurant once operated by the area director. The area director is reducing this debt by offsetting commissions on royalty fees from that location paid to the managing area director. The debt is expected to be paid off in approximately 24 months.

In 1995, the Company sold an area directorship to a company owned by a director, officer and shareholder for $150,000. During 1997 and 1998, the Company paid the area director no sales commissions and $9,259 and $27,664 in royalties, respectively. The area directorship was sold in 1998 to an unrelated third party.

In 1997, the Company purchased a Quizno's restaurant from a company in which an executive officer is a 50% shareholder. The restaurant paid royalties to the Company of $2,027 in 1997 up to the date purchased by the Company. The purchase price was $80,000 of which $15,000 was paid in cash and $60,000 paid by issuance of the Company's promissory note bearing interest at 11% and payable over 4 years. During 1997, 1998 and 1999, the Company made payments pursuant to the promissory note totaling $18,839, $18,993 and $14,245, respectively. In October of 1999, this note was paid-off in full.


Note 9 - Long-Term Obligations and Convertible Subordinated Debt

                                                             December 31,
                                           September 30,-----------------------
                                               1999        1998        1997
                                            ----------  ----------   ----------
Various  capital   leases,   with  monthly
payments  totaling  approximately  $25,200
including  interest at rates  ranging from
9.74%  to 11% and  expiring  through  June
2004.  Collateralized  by  restaurant  and
office  equipment.   In  conjunction  with
Company's  loan  agreement  with  AMRESCO,
$852,982   of  the   September   30,  1999
balance  was   paid-off  in  October  1999
(Note 15).                                  $  970,999  $  986,077  $   127,770

Note  payable to a financial  institution,
$1,372    monthly    payments    including
interest  at the bank index rate (8.75% at
December  31,   1998)  plus  1%,   through
February 2001,  when any unpaid  principal
and   interest   is  due.   The   note  is
collateralized  by  restaurant  equipment.
In   conjunction   with   Company's   loan
agreement with AMRESCO,  the September 30,
1999  balance was paid-off in October 1999
(Note 15).                                      23,574      35,869       52,048

Note payable to a company,  with  interest
at  11%.   The  note  calls  for   monthly
payments  of $1,583 and  matures  November
2001.  Collateralized  by  the  assets  of
one  store   with  a  net  book  value  of
approximately   $68,000.   In  conjunction
with   Company's   loan   agreement   with
AMRESCO,  the  September  30, 1999 balance
was paid-off in October 1999 (Note 15).         35,220      46,056       59,188

Notes payable to a company,  with interest
at  11%.   The  notes  call  for   monthly
payments  of  $2,888  and  mature  through
July  2001.  Collateralized  by the assets
of  two  stores.   In   conjunction   with
Company's  loan  agreement  with  AMRESCO,
the   September   30,  1999   balance  was
paid-off in October 1999 (Note 15).             37,470      57,526       82,833

Note  payable to a company  with  interest
payments  at  10%.   The  note  calls  for
monthly  payments  of $10,736  and matures
in  January  2004.  Collateralized  by the
assets    acquired    from   Bain's   Deli
Franchise   Associates.   In   1998,   the
principal   balance   of  the   note   was
decreased  by  approximately  $431,000 due
to  provisions  in the purchase  agreement
which  allow for  quarterly  decreases  or
increases  in the  note  balance  based on
certain   performance   standards  of  the
franchises acquired.  In connection with a
settlement   with  Bain's  Deli  Franchise
Associates,  this  note was  cancelled  in
1999.                                              -       116,118      576,612

Note  payable to a financing  company with
interest  at  9.5%.  The  note  calls  for
monthly  principal  and interest  payments
of  $2,106  and  matures  July  15,  2003.
Collateralized  by  restaurant  equipment.
In   conjunction   with   Company's   loan
agreement with AMRESCO,  the September 30,
1999  balance was paid-off in October 1999
(Note 15).                                      81,072       93,742          -

Note payable to a financing  company  with
interest at  7.92%.  The  note  calls  for
monthly  principal  and  interest payments
of  $7,528  and  matures  March 23,  2006.
Collateralized  by  restaurant  equipment.
In   conjunction   with   Company's   loan
agreement  with AMRESCO, the September 30,
1999  balance was paid-off in October 1999
(Note 15).                                     457,811           -           -

Notes payable, paid in full in 1998.              -              -      146,203
                                            ----------  ----------   ----------
                                             1,606,146   1,335,388    1,044,654
Less current portion                          (337,642)   (370,404)    (303,084)
                                            ----------  ----------   ----------

                                            $1,268,504  $  964,984  $   741,570
                                            ==========  ==========  ===========

Subordinated debt consists of:


                                                               December 31,
                                           September 30, ----------------------
                                               1999        1998          1997
                                            ----------   ---------    ---------
Subordinated  debt  payable to a financing
company with an initial  principal balance
of $1,853,931.  The note accrues  interest
at  the  rate  of  7.75%   per  annum  and
requires   monthly  payments  of  $28,665.
The note is  collateralized  by all of the
restaurant  equipment  and  furniture  and
fixtures  existing at six of the Company's
stores.   The   Company  is   required  to
maintain    certain   annual   cash   flow
covenants   under   the   agreement.    In
conjunction  with Company's loan agreement
with  AMRESCO,   the  September  30,  1999
balance  was   paid-off  in  October  1999
(Note 15).                                  $1,717,337  $       -   $        -

12.75%   convertible   subordinated  debt,
paid in full during 1999.                         -      1,375,000    1,500,000

Less current portion                          (218,546)   (244,084)    (110,912)
                                            ----------   ---------    ---------

                                            $1,498,791  $1,130,916  $ 1,389,088
                                            ==========  ==========  ===========

In connection with the conversion of debt to equity, the Company granted the note holder 42,209 warrants to purchase common stock at $5.00 per share. The inherent value of the options of $44,277 was recorded as deferred offering costs associated with the conversion.

Maturities of long-term obligations, convertible subordinated debt and capital leases are as follows:

                                  Long-Term
                               Obligations and
                                 Subordinated        Capital
Year Ending September 30,            Debt            Leases           Total
-------------------------        -----------      -----------      -----------
          2000                   $   344,172      $   302,724      $   646,896
          2001                       360,471          297,946          658,417
          2002                       344,462          281,196          625,658
          2003                       366,978          231,381          598,359
          2004                       511,326           33,725          545,051
          Thereafter                 425,075             --            425,075
                                  -----------      -----------      -----------
                                   2,352,484        1,146,972        3,499,456
Less amount representing interest        --           (175,973)        (175,973)
                                  -----------      -----------      -----------
Total principal                    2,352,484          970,999        3,323,483
Less current portion                (344,172)        (212,016)        (556,188)
                                  -----------      -----------      -----------

                                  $2,008,312      $   758,983      $ 2,767,295
                                  ==========      ===========      ===========

Included in equipment in the accompanying 1999, 1998 and 1997 balance sheets are assets held under capital leases in the amount of $1,063,920, $1,278,925 and $161,147, respectively and accumulated amortization of $149,372, 132,837 and $65,079, respectively.


Note 10 - Commitments and Contingencies

The Company leases an office facility, twenty-nine restaurant locations (including stores held for resale) and certain equipment and vehicles under operating lease agreements which provide for the payment of rent totaling approximately $64,000 per month plus common area maintenance costs. One of the restaurant locations also requires the Company to pay 6% of gross sales in excess of $430,000 annually. Rent expense under these operating leases, totaled $762,891, $642,447 and $636,874 during the periods ended September 30, 1999 and December 31, 1998 and 1997, respectively.


Future minimum rental payments are as follows:

Year Ending September 30,
-------------------------

         2000                           $1,379,049
         2001                            1,394,739
         2002                            1,319,456
         2003                            1,167,023
         2004                              890,451
         Thereafter                      1,665,003
                                        ----------

                                        $7,815,721
                                        ==========

Minimum payments for the period ended September 30, 1999 have not been reduced by minimum rentals of $1,653,278 due in the future under a noncancellable sublease.

The Company has entered into employment agreements with two directors, officers, and stockholders of the Company which provide for the payment of annual salaries totaling $192,000 plus individual bonuses equal to six and ten percent of the positive increase in net income before taxes, depreciation, amortization and interest over the prior year. Bonuses accrued during 1997, 1998 and 1999 totaled $291,260, $209,000 and $262,354, respectively. One agreement expires in December 2000 while the other agreement expires in December 2003.

On April 26, 1999, the Company signed a licensing agreement with the Coca Cola Company to purchase certain amounts of fountain syrups in return for cash incentives. The agreements requires the Company to purchase a total of 12,000,000 gallons of fountain products and 1,000,000 cases of bottled products. If the Company cancels the agreement, the Company would be obligated to refund a pro rata share of the licensing fee based upon contract product not purchased.

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


Note 11 - Stockholders' Equity

Convertible Preferred Stock

Series A convertible preferred stock bears a 6.5% cumulative dividend, payable monthly and is convertible into common shares on a one for one basis and is callable by the Company with sixty days notice. The Series A convertible preferred stock has a liquidation preference of $6 per share plus all then accrued and unpaid cumulative dividends.

Series B convertible preferred stock bears a 12.75% cumulative dividend, payable monthly and is convertible after five years at the then market value of the common stock. The Series B convertible preferred stock is redeemable at the Company's option and has a liquidation preference of $5.00 per share plus all then accrued and unpaid cumulative dividends. All issued and outstanding Series B convertible preferred stock was redeemed in full in 1999.

Series C convertible preferred stock bears a 12.00% cumulative dividend, payable monthly and is convertible into common stock on a one-for-one basis at $5.00 per share. The Series C convertible preferred stock is redeemable at the Company's option at $5.00 per share anytime after October 8, 2000, and has a liquidation preference of $5.00 per share plus all then accrued and unpaid cumulative dividends.

During 1997, the Company sold 167,000 shares of Series C convertible preferred stock at $5.00 per share. The Company incurred legal and accounting costs related to the sale of $36,454.

Stock Options and Warrants

The Company has established an Employee Stock Option Plan (the Plan). The Company has reserved 670,000 shares of its Common Stock for issuance upon the exercise of options available for grant under the Plan. Options are granted under the plan at not less than the market price of the Company stock. The options cannot be exercisable for more than ten years. Options granted under the Plan will include incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (NQSOs). Under the terms of the Plan, all officers and employees are eligible for ISOs. During the periods ended September 30, 1999 and December 31, 1998 and 1997, 250,500, 117,205 and 98,550, options were granted under the Plan, respectively.

Additionally, the Company has established an Amended and Restated Stock Option Plan for Non-Employee Directors and Advisors (Director Plan). The Company has reserved 200,000 shares of common stock for issuance upon the exercise of options granted or available for grant to non-employee directors and advisors under the Director Plan. The Director Plan provides that any person who becomes a non-employee director or advisor of the Company may receive an option to purchase 4,000 shares (or a pro rata portion thereof) at their fair market value on the date such person becomes a non-employee director or advisor, and on the first day of each year thereafter as long as the person continues as a non-employee director or advisor, limited to the overall number of shares available for issuance under the Director Plan. Options that expire or are canceled may be re-granted under the Director Plan at the discretion of the Board of Directors. The options expire after ten years. During the periods ended September 30, 1999 and December 31, 1998 and 1997, 29,000, 28,000 and 18,000
options were granted under the Director Plan, respectively.

In 1997, the Company granted stock options covering 48,500 shares to area directors pursuant to individual contracts. The Company established an Area Director Equity Participation Rights Stock Option Plan (AD Plan) providing for grants of stock options to area directors beginning in 1998. During 1998, the Company granted stock options covering 60,375 shares pursuant to the AD Plan. Options are granted under the AD Plan at the market price of the common stock for six month options or a 20% discount (not to exceed $1.20) if the grantee exercises within seven business days of the grant. The Company recorded $33,950 related to the inherent value of the options granted to area directors in 1997. No amounts were recorded for inherent value of the options for 1998. During 1999, the Company granted options under the AD Plan for 10,275 shares.

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

In 1999, the Company reached a settlement with Bains Deli that resulted in the return to the Company of the 9,091 shares of Company stock originally issued as part of the purchase of the Bains units in 1997.

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

Had compensation cost for the Company's two employee stock option plans been determined based on the fair value at the grant date for consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             December 31,
                                           September 30,----------------------
                                              1999        1998          1997
                                            ----------  ----------  ----------

Net income (loss) before cumulative
 effect of changes in accounting principle
 = as reported                              $1,242,391  $  891,725  $  (183,616)
Net income (loss) before cumulative effect
 of changes in accounting principle
 - pro forma                                $  662,806  $  586,960  $  (433,536)
Basic earnings (loss) per share - as
 reported                                   $      .40  $      .30  $      (.06)
Basic earnings (loss) per share - pro
 forma                                      $      .22  $      .19  $     (.15)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 42%; discount rate of 5.5%; and expected lives from 5 to 10 years.

   The following is a summary of options and warrants granted, exercised and expired:

                                                Weighted                  Weighted
                                       Weighted  Average                   Average
                                        Average    Fair                   Exercise
                                       Exercise  Value of   Currently     Price of
                                       Price of  Options   Exercisable   Options and
                            Options      Options    and       Options     Warrants-
                               and         and    Warrants      and       Currently
                            Warrants    Warrants  Granted    Warrants    Exercisable
                          -----------  --------- --------   ----------   -----------

Outstanding December 31,
 1997                         888,060     $3.82               568,283        $2.17
Granted                       205,580     $1.21    $1.80
Forfeited or exercised      (197,102)    $(1.06)

Outstanding December 31,
 1998                        896,538      $3.40               590,867        $2.52
Granted                      279,500      $1.81    $3.50
Forfeited or exercised       (60,695)     $(.25)

Outstanding September 30,
 1999                       1,115,343     $4.29               616,925        $3.54
                            =========



                                              September 30, 1999
                     ----------------------------------------------------------
                                                               Options and
                      Options and Warrants Outstanding     Warrants Exercisable
                     ----------------------------------  ----------------------
                                              Weighted
                                Weighted       Average                 Weighted
Range of Options and             Average      Remaining                 Average
     Warrants          Number    Exercise    Contractual    Number     Exercise
 Exercisable Price  Outstanding    Price        Life     Exercisable     Price
-------------------  ---------  ---------   -----------  -----------  ---------

$3.00 - $5.50          819,043    $3.21       5.3 years      614,965    $3.53
$5.75 - $8.18          296,300    $7.28       5.8 years        1,960    $6.64
                     ---------                           -----------

                     1,115,343    $4.29       5.4 years      616,925    $3.54
                     =========                           ===========

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


Note 12 - Income Taxes

The components of the provision for income tax benefit for the year ended September 30, 1999 and December 31, 1998 are as follows:

                                                 September 30,     December 31,
                                                      1999              1998
                                                 ------------      -----------

Current income tax expense                        $ 1,951,848      $   213,500
Deferred income tax benefit                        (1,230,160)        (582,053)
                                                  -----------      -----------

                                                  $   721,688      $  (368,553)
                                                  ===========      ===========

For the period ended September 30, 1999, the net deferred tax benefit related to the cumulative effect of changes in accounting of $1,589,703 is not reflected in the table above.

Prior to 1998, the Company had provided for a valuation allowance against its deferred tax asset as management had determined that it was more likely than not that the Company would not realize its deferred tax asset. In 1998, management determined it would be more likely than not that the Company would realize its deferred tax asset and this has eliminated its valuation allowance against the deferred tax asset resulting in a benefit of $582,053 reflected in the statement of operations for the year ending December 31, 1998.

Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the tax rates in effect for the year in which the differences occur. In 1999, the Company's deferred income tax assets and liabilities result primarily from differing depreciation and amortization periods of certain assets, deferred franchise revenue and costs and the recognition of certain expenses for financial statement purposes and not for tax purposes. For 1997, the deferred income tax assets related primarily to net operating losses.

The net current and long-term deferred tax assets (liabilities) in the accompanying balance sheet include the following items:


                                                              December 31,
                                            September 30,----------------------
                                                1999        1998       1997
                                            -----------  ---------  -----------
Current deferred tax asset                  $   128,718  $  81,260  $       -
Current deferred tax liabilities                     -        -             -
                                            -----------  ---------  -----------

Net current deferred tax asset              $   128,718  $  81,260  $       -
                                            ===========  =========  ===========


                                                                December 31,
                                           September 30,  -----------------------
                                                1999         1998         1997
                                            -----------   ---------    ----------

Long-term deferred tax asset                $ 4,890,254   $1,673,620   $  900,000
Long-term deferred tax liability             (1,383,041)    (938,812)        -
                                            -----------   ----------   ----------
                                              3,507,213      734,808      900,000
Less impairment                                     -            -       (725,000)
                                            -----------   ----------   ----------
Net long-term deferred tax asset              3,507,213      734,808      175,000
                                            -----------   ----------   ----------

Net deferred tax asset                      $ 3,635,931    $ 816,068   $  175,000
                                            ===========   ==========   ==========

Rate Reconciliation

The reconciliation of income tax expense (benefit) by applying the Federal statutory tax rates to the Company's effective income tax rate is as follows:


                                                             December 31,
                                           September 30,  -----------------
                                               1999        1998       1997
                                             -------      ------     ------

Federal statutory rate                         37.0%       34.0%      (34.0)%
Nondeductible expenses                           .9          8.4        -
Other - deferred  including  utilization of
 NOL                                           (3.3)       (13.5)       -
Valuation allowance                               -        (78.0)      34.0
                                             -------      ------     ------

                                               34.6%       (49.1)%      - %
                                             ======       ======     ======


Note 13 - Employee Benefit Plan

The Company has adopted a 401(k) plan during 1995 for its employees. Participation is voluntary and employees are eligible to participate at age 21 and after one year of employment with the Company. The Company matches 50% of the employee's contribution up to $10,000 of the employee's salary. The maximum amount will increase to $10,500 in 2000.

A participant's vested benefit is fully distributed upon death or disability and is distributed upon termination of employment according to the following vesting schedule:

Years of Services           Percentage

          1                     0%
          2                    25%
          3                    50%
          4                    75%
          5                    100%



The Company has contributed $60,427, $31,675 and $33,251 to the Plan for the periods ended September 30, 1999 and December 31, 1998 and 1997, respectively.


Note 14 - Earnings (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:


                                             For the Nine   For the Years Ended
                                             Months Ended      December 31,
                                             September 30, --------------------
                                                  1999       1998        1997
                                              ----------   ---------  ---------
Numerator - net income (loss) before
 cumulative effect of changes in accounting
 principle
Numerator for basic earnings per share        $1,242,391   $ 891,725  $(183,616)
Preferred dividends (net of taxes)                78,265         -          -
                                              ----------   ---------  ---------

Numerator for diluted earnings per share      $1,320,656   $ 891,725  $(183,616)
                                              ==========   =========  =========


Numerator for basic and diluted earnings per
 share - cumulative effect of changes in
 accounting principle                        $(2,769,592)      N/A        N/A

Denominator  -  net  income  (loss)
 before cumulative effect of changes in
 accounting principle Denominator for
 basic earnings per share - weighted
 average shares                                 3,060,878  3,014,042  2,878,310
Effect of dilutive securities - convertible
 debt, options and warrants                       755,671    431,930      -
                                             ------------  ---------  ---------
Denominator for diluted earnings per share -
 adjusted weighted average shares               3,816,549  3,445,972  2,878,310
                                             ============  =========  =========


Denominator for basic and diluted earnings
 per share - cumulative effect of changes in
 accounting principle                           3,060,878      N/A          N/A

Basic earnings (loss) per share              $       (.50) $     .30  $    (.06)
                                             ============  =========  =========

Diluted earnings (loss) per share            $       (.55) $     .26  $    (.06)
                                             ============  =========  =========

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.



Note 15 - Subsequent Events

On October 11, 1999, the Board of Directors of the Company approved the purchase of a corporate jet by the Company allowing for more efficient travel by management between areas of franchise operations. For tax purposes, the airplane qualifies for accelerated depreciation, resulting in the deferral of income tax payments. The $3,350,000 purchase was completed on October 13, 1999.

On October 5, 1999, the Company closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.1%, which may be adjusted to the ten-year treasury note rate plus 4.25% during the first 120 days, and is repayable in monthly installments of $193,338 for nine years and five months. The loan is secured by the assets of Company owned stores and other assets of the Company existing at September 30, 1999. The loan is part of a securitized pool and includes a provision which could require the Company to pay up to another $1,555,555 depending on the amount of defaults, if any, in the loan pool. The proceeds of the loan were used to pay-off existing debt of $3,320,956, pay costs and fees associated with the loan of $560,000, and prepay interest and one payment of $304,624. The balance of $9,814,420 is available to use, with certain restrictions, for general corporate purposes other than working capital, dividends, or to repurchase the majority shareholder's stock.

Certain notes payable held by the Company at September 30, 1999 were repaid with the AMRESCO note proceeds. See Note 9 for the identification of the notes repaid with these proceeds.

On November 16, 1999, the Company announced that its subsidiary, QUIZ-DIA, Inc. purchased the assets of ASI-DIA, Inc. ("ASI") for a total of $4.875 million in cash.

Assets purchased include two Quizno's Company restaurants and three bars, including the WWW.COWBOY bar, and various other assets located on Concourses A and B at Denver International Airport. The Company intends to continue operating the restaurants as Quizno's Classic Subs and the bars as operated by ASI.

The purchase will be accounted for under the purchase method. The purchase price will be allocated to the assets purchased based on the fair market values at the date of acquisition.


Note 16 - Transition Reporting

In October 1999, the Company changed its fiscal year from December 31 to September 30. As such, the 1999 financial statements are as of and for the nine months ended September 30, 1999. The 1998 and 1997 financial statements are as of and for the twelve months ended December 31, 1998 and 1997, respectively. For comparative purposes, the following unaudited summarized consolidated statement of operations is presented for the nine-month periods ended September 30, 1998 and 1997.


                                                   For the Nine Months Ended
                                                         September 30,
                                                   ---------------------------
(Unaudited)                                            1998           1997
-----------                                        ---------     -------------

Total revenue                                     $14,223,450     $8,108,457
Income from franchise operations                  $ 1,238,455     $  325,163
Income from Company store operations              $   477,326     $  189,592
Net income (loss) before taxes                    $   668,860     $ (163,205)
Net income (loss) applicable to common            $   502,891     $ (205,910)
shareholders

Net income (loss) per share - basic               $       .17     $     (.07)
Net income (loss) per share - diluted             $       .15     $     (.07)



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

      The names of and other information about our Directors as of December 17, 1999, are set forth below:

       Name            Age      Position(s) with Company     Director Since
-------------------  -------    ------------------------     ---------------
Richard E. Schaden     35       President, Chief                 1991
                                Executive Officer
                                 and Director

Richard F. Schaden     61       Secretary and                   1991
                                 Director

Frederick H. Schaden   53       Director                        1993

J. Eric Lawrence       32       Director                        1997

Brad A. Griffin        49       Director                        1999

Mark L. Bromberg       48       Director                        1997


     Each director is currently serving a one year term that will end on the date of our 2000 Annual Meeting of Shareholders.

Director's Biographical Information

     Mr. Richard E. Schaden has been President and a Director of our company since its inception on January 7, 1991, and was appointed as Chairman of the Board of Directors in November 1999. Mr. Schaden had been a principal and the chief operating officer of Schaden & Schaden, Inc., a company that owned and operated Quizno's franchised restaurants from 1987 to 1994 when it was sold to our company. Mr. Schaden graduated Magna Cum Laude from the University of Colorado with a degree in Business Management and Finance. See "Certain Transactions."

     Mr. Richard F. Schaden has been Vice President, Secretary and a Director of our company since its inception on January 7, 1991. Mr. Schaden had been a principal of Schaden & Schaden, Inc., a company that owned and operated Quizno's franchised restaurants from 1987 to 1994 when it was sold to our company. Mr. Schaden is the founding partner of the law firm of Schaden, Katzman, Lampert & McClune with offices in Bloomfield Hills, Michigan and Broomfield, Colorado. Mr. Schaden graduated from the University of Detroit with a Bachelor of Science in Aeronautical Engineering, received his Juris Doctorate from the University of Detroit Law School and is an internationally known, well-published attorney, specializing in aviation law. Prior to entering the legal profession, Mr. Schaden was an aeronautical engineer for Boeing Aircraft and Continental Aviation and Engineering. Mr. Schaden has been on the board of numerous private companies. See "Certain Transactions."

     Mr. Frederick H. Schaden is an Executive Vice President of the Automotive Consulting Group of Aon Consulting, Inc. Aon Consulting, Inc. is a subsidiary of Aon Corporation, a publicly held company with annual revenues of nearly $6 billion. He has been employed by Aon for over 25 years and has served as a senior officer of its affiliates since 1981. Mr. Schaden earned a B.S. in Business Administration from Xavier University in Cincinnati, Ohio. See "Certain Transactions."

     Mr. J. Eric Lawrence has been the General Partner of Retail & Restaurant Growth Capital, L.P. ("RRGC"), a $60 million investment fund focused on providing growth and expansion capital to small businesses in the retail and restaurant industries, since December 1995. RRGC is a Small Business Investment Company, federally licensed by the Small Business Administration. RRGC loaned us $2,000,000 in 1996, and Mr. Lawrence serves on the Board pursuant to a contractual arrangement between our company and RRGC. Mr. Lawrence has been extensively involved in the analysis of the financial, operational and managerial aspects of retail and restaurant companies throughout his career. Prior to RRGC, he served as Vice President of Strategic Retail Ventures, Inc., a boutique financial consulting and private investment firm focusing on the needs of specialty retail and restaurant companies from December 1993 to December 1995. Prior to SRV, Mr. Lawrence was a Senior Consultant with Arthur Andersen, in Dallas, Texas. Mr. Lawrence is a licensed C.P.A., and is a graduate of Southern Methodist University with a B.B.A. in Accounting and Minor in Economics, which included study abroad at Oxford University, Oxford, England.

     Mr. Brad A. Griffin has been the managing director of GriffCo Development, which develops, builds, leases and manages commercial and retail real estate, since 1994. He is also the managing director of Oasis Investment, a company that manages investment assets and trades NASDAQ and Exchange stocks and options.

     Mr. Mark L. Bromberg has been a self-employed management consultant providing strategic planning, positioning and senior management consulting services to the hospitality industry, for over five years. Mr. Bromberg is the former President & CEO of East Side Mario's Restaurants Inc., the Dallas based subsidiary of PepsiCo, which he grew from one restaurant in 1988 to 30 in 1993 when it was sold to PepsiCo. Mr. Bromberg has been the founder and President of a number of causal dining restaurant chains, including Mr. Greenjeans, Ginsberg & Wong and Lime Rickey's and served as President of Prime Restaurant Group, the largest privately-held restaurant chain in Canada. He holds a B.S. and an M.B.A. from Cornell University and remains highly involved in foodservice education as a curriculum advisor and guest lecturer. He is a past chairman of the Canadian Restaurant and Foodservice Association and is a past director of the National Restaurant Association of the U.S. Mr. Bromberg was elected to the Board of Directors pursuant to a contractual arrangement with RRGC that required the election of an additional Board member acceptable to RRGC.

     Richard F. Schaden is the father of Richard E. Schaden. Frederick H. Schaden is the brother of Richard F. Schaden and Richard E. Schaden's uncle.

Executive Officers

     The following table sets forth (i) the names of the executive officers,
(ii) their ages, and (iii) the capacities in which they serve our company:

       Name                Age        Position(s) with the Company
----------------           ---        ----------------------------
 Richard E. Schaden         35         President, Chief Executive Officer and
                                        Chairman of the Board
 Mark R. Laramie            48         Chief Operating Officer
 Robert W. Scanlon          53         Executive Vice President for Development
 Sue A. Hoover              54         Executive Vice President for Marketing
 Richard F. Schaden         61         Vice President, Secretary and Director
 Patrick E. Meyers          40         Vice President and General Counsel
 John L. Gallivan           52         Chief Financial Officer, Treasurer and
                                        Assistant Secretary

Executive Officer's Biographical Information

     See "Director's Biographical Information" above for a description of the backgrounds of Richard E. Schaden and Richard F. Schaden.

     Mark R. Laramie joined us in 1998 as the Chief Operating Officer. Prior to joining us, he was a managing member and owner of Great Lakes Restaurant Group, LLC from November 1997 through August 1998. From July 1996 through October 1997, Mr. Laramie was a managing member of Peer Group, LLC, a franchisee of Little Caesars Pizza in Michigan. Mr. Laramie was also the Vice President of Franchising for Little Caesars Enterprises, Inc. from August 1980 through June 1996. He received his B.S. degree from Eastern Michigan University in 1973.

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

     Sue A. Hoover joined our company as Director of Marketing in 1991. She was named Senior Vice President of Marketing in 1997 and was named an Executive Vice President in October 1998. Ms. Hoover graduated from the University of Iowa with a B.A. in 1968.

     Patrick E. Meyers joined us in 1997. He had been an associate with the Denver law firm of Moye, Giles, O'Keefe, Vermeire & Gorrell since September 1991, and was selected as a partner of that firm in 1996. Before that he served as a judicial law clerk to a Justice of the Colorado Supreme Court from July 1990 to September 1991. Mr. Meyers received his J.D. degree from the University of California, Hastings College of Law and his B.A. degree from the University of Colorado-Denver. Mr. Meyers served as a Director of our company from 1993 to 1997, when he resigned to become a full-time employee of our company.

     John L. Gallivan joined us as Chief Financial Officer in 1994. He was later elected Treasurer and Assistant Secretary. Prior to his joining our company, he was a director and Executive Vice President of Grease Monkey Holding Corporation of Denver, a franchisor, owner, and operator of over 200 ten minute oil change and fluid maintenance centers in the U.S. and Mexico from 1979 through April 1994. He is a member of the Colorado Society and the American Institute of CPAs. He graduated from the University of Colorado at Boulder with a bachelors degree in accounting.

Compliance with Section 16(a) of  the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, our officers (including a person performing a policy-making function) and persons who own more than 10% of a registered class of our equity securities ("10% Holders") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Directors, officers and 10% Holders are required by SEC regulations to furnish us with copies of all of the Section 16(a) reports they file. Based solely upon such reports, we believe that during fiscal 1999 our directors, advisors, officers and 10% Holders complied with all filing requirements under Section 16(a) of the Exchange Act, except for Messrs. Mark R. Laramie, Mark L. Bromberg, J. Eric Lawrence, Frederick H. Schaden, Brad A. Griffin, Brownell E. Bailey (a former Director), and Lewis G. Rudnick, Bruce H. Gulbus and Lyle B. Stewart (Advisory Board members), who inadvertently failed to file their Forms 5 for fiscal 1999 in a timely manner, as a result of our change of the date of our fiscal year end.

ITEM 10.   EXECUTIVE COMPENSATION

Executive Compensation

     Set forth below is information about compensation during fiscal 1999 of our five most highly compensated executive officers, including our CEO ("Named Officers").

     Summary Compensation Table. The following table provides certain summary information for fiscal 1999 (1), 1998 and 1997 concerning compensation awarded or paid to, or earned by, the Named Officers:


                                                                 Long-Term and Other
                                  Annual Compensation               Compensation
                        ------------------------------------  --------------------------
                                                               Option    401(k) Plan
Name and Position          Year        Salary        Bonus    Shares(2) Contribution (3)
-------------------     -----------   ---------    ---------  --------  ----------------
Richard E. Schaden        12/31/97     $108,500     $125,731     4000     $2,534
 President and            12/31/98     $181,452     $130,625    5,164     $2,000
 Chief Executive           9/30/99     $196,710     $  1,500   33,000     $2,329
 Officer (4)

Mark R. Laramie           12/31/98     $ 35,865     $      0    8,000     $    0
Chief Operating Officer    9/30/99     $112,450     $ 18,000   36,000     $    0

Robert W. Scanlon,        12/31/97     $ 79,998     $ 13,276    4,000     $1,168
Executive Vice President  12/31/98     $ 85,783     $ 28,115    5,164     $3,418
of Development             9/30/99     $ 78,000     $ 10,289    9,000     $5,885

Sue A. Hoover,            12/31/97     $ 33,000     $      0    4,000     $  654
Executive Vice President  12/31/98     $ 90,479     $ 13,968    9,164     $3,016
of Marketing               9/30/99     $ 73,125     $ 20,826    6,000     $3,962

Patrick E. Meyers,        12/31/97     $ 68,546     $  1,500    8,000     $    0
Vice President and        12/31/98     $ 84,000     $ 24,674    5,164     $    0
General Counsel            9/30/99     $ 72,768     $ 24,632   14,000     $2,500

Richard F. Schaden,       12/31/97     $ 83,500     $ 75,439        0     $    0
Vice President and        12/31/98     $ 83,500     $ 78,375        0     $    0
Secretary (4)              9/30/99     $ 62,625     $      0        0     $    0
     ----------

(1) Fiscal 1999 contained only nine months because we changed our fiscal year end to September 30 during 1999.

(2) As an incentive for our eligible employees to work to enhance our performance and assure our future success, we grant options to purchase shares of common stock to successful employees from time to time under our Employee Stock Option Plan. All options indicated in this table have been granted under that Plan.

(3) We provide our employees with a 401(k) Employee's Savings Plan, pursuant to which we contribute to each eligible employee's account an amount equal to 50% of such employee's annual contribution. Employees in 1999 were limited to a maximum contribution of $10,000 by applicable provisions of the Internal Revenue Code. That amount increases to $10,500 in 2000. Prior to 1999, we matched employee contributions up to 6% of each employee's total annual compensation. We have issued shares of Common Stock for 50% our annual contribution to each account under the 401(k) Plan.

(4) Because of the change in our fiscal year end to September 30, and the fact that Mr. Schaden's contractual bonus is calculated on a calendar year basis, he has not yet earned (nor can the amount be calculated) the bonus that is expected to be paid covering the 1999 fiscal year.

Stock Option Awards. We adopted our Employee Stock Option Plan (the
"Employee Plan") in 1993. The purposes of the Employee Plan are to enable us to provide opportunities for certain officers and key employees to acquire a proprietary interest in our company, to increase incentives for such persons to contribute to our performance and further success, and to attract and retain individuals with exceptional business, managerial and administrative talents, who will contribute to our progress, growth and profitability. As of September 30, 1999, we had issued 22,963 shares upon exercise of options under the Employee Plan and had 647,037 shares reserved for issuance under the Employee Plan.

     Options granted under the Employee Plan include both incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQOs"). Under the terms of the Employee Plan, all of our officers and employees are eligible for ISOs. We determine which persons will receive ISOs, the applicable exercise price, vesting provisions and the exercise term. The terms and conditions of option grants differ and are set forth in the optionees individual stock option agreement. Such options generally vest over a period of one or more years and expire after up to ten years. ISOs must satisfy the statutory requirements of the Code in order to qualify for certain preferential treatment. Options that fail to satisfy those requirements will be deemed NQOs and will not receive preferential treatment under the Code. Upon exercise, shares will be issued upon payment of the exercise price in cash, by delivery of shares of common stock, by delivery of options granted under the Employee Plan or a combination of any of these methods.

     Option information for fiscal 1999 relating to the Named Officers is set forth below:

Option Grants in Fiscal 1999


                       Number of
                       Shares of     Percentage of
                      Common Stock   Total Options
                       Underlying     Granted to
                         Options     Employees in
                       Granted in       Fiscal    Exercise   Expiration
       Name            Fiscal 1999       1999       Price       Date
--------------------  -------------   ---------   --------    -------
Richard E. Schaden        33,000         13.3%     $7.975      (1)

Mark R. Laramie           36,000         14.5%     $ 7.25      (1)

Robert W. Scanlon          9,000          3.6%     $ 7.25      (1)

Sue A. Hoover              6,000          2.4%     $ 7.25      (1)

Patrick E. Meyers         14,000          5.6%     $ 7.25      (1)


(1) One-third of all options granted to the Named Officers and others in 1999 vest on each of the second, third and fourth anniversary of the grant date, February 4, 1999, if the optionee is still employed by us on that date. Vested options terminate if not exercised on February 4, 2004 or 90 days after an employee leaves our company.


                                           Number of Shares           Value of Unexercised
                                        Underlying Unexercised        In-the-Money Options
                                          Options at Year-End             at Year-End (1)
                Shares        Value    --------------------------  ---------------------------
  Name         Exercised    Realized   Exercisable  Unexercisable   Exercisable  Unexercisable
------------  -----------  ----------  -----------  -------------  ------------ --------------
Richard E.
 Schaden           0            0         4,961         34,291        $13,656        $3,240

Mark R.
Laramie            0            0         1,600         42,400           $400       $24,280

Robert W.
Scanlon        3,873      $11,619         4,000         14,291        $17,800       $26,743

Sue A.
Hoover             0            0        16,273         12,891        $47,323       $19,269

Patrick E.
 Meyers            0            0        25,873         15,291        $97,979       $12,693


(1) The dollar values are calculated by determining the difference between $
7.88 per share, the fair market value of the Common Stock at September 30, 1999, and the exercise price of the respective options.

     Employment Contracts. Richard E. Schaden has entered into an Employment Agreement with us that terminates on December 31, 2003. His contract provides that he will serve as our President and Chief Executive Officer. Mr. Schaden will devote his full time to company matters. His annual base salary is $220,000. Such amount may be adjusted from time to time by mutual agreement between Mr. Schaden and the Board of Directors. The contract provides an annual bonus equal to 10% of any positive increase in earnings before interest, taxes, depreciation and amortization for each full calendar year during the term of the agreement over the level of such amount for the prior full calendar year. Mr. Schaden will receive a monthly automobile allowance of up to $620.00 plus up to $150.00 for insurance coverage. He will also receive a per diem travel allowance of $30.00 per day while traveling on business. The contract provides that we will pay one-half of Mr. Schaden's medical insurance coverage and one-half of the cost of disability insurance. We will pay for $1,000,000 of term life insurance for Mr. Schaden, payable to his designated beneficiary. We may terminate the Employment Agreement for cause upon ninety days notice. Mr. Schaden may terminate the Employment Agreement upon ninety days notice.

     Richard F. Schaden entered into an Employment Agreement with us in 1993 that terminated by its terms on December 31, 1998. At a Board Meeting on May 6, 1999, the Board of Directors approved the extension of Mr. Schaden's 1993 Employment Agreement for an additional two years, retroactive to January 1, 1999. This Agreement provides that he will serve as Vice President and Secretary of our company. Mr. Schaden will not devote his full time to company matters, but will devote such time to company matters as we request. His current base salary is $83,500 per year, which may be adjusted from time to time by mutual agreement between Mr. Schaden and the Board of Directors. Mr. Schaden may take on special projects for us at the direction of the Board of Directors and receive additional compensation for such projects. The Agreement provides an annual bonus equal to 6% of any positive increase in earnings before interest, taxes, depreciation and amortization for each full calendar year during the term of the agreement over the level of such amount for the prior full calendar year. We may terminate the Agreement for cause upon ninety days' notice. Mr. Schaden may terminate the Employment Agreement upon ninety days' notice.

None of the other Named Officers have an employment agreement with us.

Director Compensation

     Directors who are not officers or employees are paid $500 per day for each Board and Committee meeting they attend and they are reimbursed for their reasonable expenses of attending such meetings. In addition, such directors receive an annual grant of options to purchase 4,000 shares of common stock, which immediately vest.

     During fiscal 1999, we paid each of our four non-employee directors, $1,500 (except for J. Eric Lawrence who was paid $1,000), as compensation for their attendance at regular Board and Committee meetings. For their service during fiscal 1999, these outside Directors each received a grant of options to purchase 4,000 shares of common stock that immediately vested. In addition, during fiscal 1999, a Special Committee of the Board of Directors, composed of two independent members of the Board of Directors, was constituted to review and evaluate a proposal to take our company private. That proposal was ultimately withdrawn. For their service on the Committee, Mr. Mark Bromberg was paid $44,718.52 plus out-of-pocket disbursements, and Mr. Brownell Bailey was paid $43,225.81 plus out-of-pocket disbursements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our equity securities (common stock and three classes of preferred stock) as of December 17, 1999, (a) by each person known to us to own beneficially more than 5% of the Common Stock, (b) each of our Named Officers and directors and (c) by all of our officers and directors named herein as a group.


                                               Class A                Class C               Class D
                                   Class A    Preferred    Class C   Preferred   Class D   Preferred
             Common     Common    Preferred     Stock     Preferred    Stock    Preferred    Stock
 Name and    Stock      Stock       Stock     Percentage    Stock    Percentage   Stock    Percentage
 Address    Owned (1) Percentage    Owned       Owned       Owned      Owned      Owned      Owned
----------  --------- ----------   --------   ----------   -------   --------    -------   ----------
Richard E.   856,877     27.4%      73,000        50%         0         0           0           0
Schaden       (2)
1415
Larimer St.
Denver, CO
80202

Richard F.   882,667   28.0%        73,000        50%      34,000     20.4%         0           0
Schaden       (2)
11870
Airport Wy.
Broomfield,
CO 80021

Retail       415,056   12.0%            0          0          0         0           0           0
Restaurant    (3)
& Growth
Capital,
L.P.
10000 N.
Central
Expressway
Suite 1060
Dallas, TX
75231

Mark L.      10,000      *              0          0          0         0           0           0
Bromberg      (4)
1801 Kings
Isle Dr.
Plano, TX
75093

                                       35


                                               Class A                Class C               Class D
                                   Class A    Preferred    Class C   Preferred   Class D   Preferred
             Common     Common    Preferred     Stock     Preferred    Stock    Preferred    Stock
 Name and    Stock      Stock       Stock     Percentage    Stock    Percentage   Stock    Percentage
 Address    Owned (1) Percentage    Owned       Owned       Owned      Owned      Owned      Owned
----------  --------- ----------   --------   ----------   -------   --------    -------   ----------
J. Eric      12,000      *              0          0          0         0          0           0
Lawrence      (4)
10000 N.
Central
Expressway
Suite 1060
Dallas, TX
75231

Frederick    24,000      *              0           0      2,000       1.1%        0           0
H. Schaden    (4)
100 S.
Wacker Drive
Suite 860
Chicago, IL
60606

Brad A.      1,000       *              0           0      5,000       2.7%        0           0
Griffin       (4)
207 Canyon
Blvd.
Suite 300
Boulder, CO
80302

Mark R.      1,600       *              0           0         0          0       1,000        25%
Laramie       (4)
1415
Larimer St.
Denver, CO
80202

Robert W.    5,948       *              0           0         0          0         0           0
Scanlon       (5)
1415
Larimer St.
Denver, CO
80202

Sue A.       24,982      *              0           0         0          0         0           0
Hoover 1415   (5)
Larimer St.
Denver, CO
80202

Patrick E.   26,131      *              0           0         0          0         0           0
Meyers        (5)
1415
Larimer St.
Denver, CO
80202

All          1,859,505  5.9%          146,000      100%    41,000      24.2%     1,000         25%
Executive
Officers
and
Directors
as a Group
(11 persons)
----------

*  Indicates less than 1% of the shares outstanding

(1) The persons named in the table have sole voting power with respect to all shares of common stock shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from the filing date of this Report, upon the exercise of options or warrants or conversion of convertible securities. The record ownership of each beneficial owner is determined by assuming that such options or warrants or convertible securities that are exercisable or convertible within sixty (60) days, have been exercised or converted. The total outstanding shares used to calculate each beneficial owner's percentage also assumes such options, warrants or convertible securities have been exercised or converted. Our Class A and Class C Preferred Stock are currently convertible into Quizno's common stock.

(2) Richard E. Schaden and Richard F. Schaden beneficially own, through a voting trust pursuant to which they are joint voting trustees, 1,547,334 shares of common stock and 146,000 shares of Class A Convertible Preferred Stock of our company, and 4,000 shares of common stock owned by a family member for which the voting trust holds sole voting power. Each of them, individually, has been given a proxy by the voting trust to vote 50% of the shares owned by the voting trust. The remaining duration of the voting trust agreement is 4 years, subject to extension. Richard E. Schaden, individually, beneficially owns 784 shares of common stock allocated to him under our 401(k) Plan, 4339 shares of common stock held in his own name, 1,087 shares of common stock represented by currently exercisable stock options, and 2,000 shares of common stock owned by a family member for which he holds sole voting power. Richard F. Schaden, individually, beneficially owns 34,000 shares of our Class C Convertible Preferred Stock. Of the shares of common stock indicated as owned by each of them, 73,000 may be acquired by conversion of Class A Convertible Preferred Stock, and 34,000 may be acquired by Richard F. Schaden by conversion of Class C Convertible Preferred Stock.

(3) Retail & Restaurant Growth Capital, L.P. ("RRGC"), in connection with a loan to our company that has since been repaid, has been issued two Warrants by us. One is exercisable for 372,847 shares of common stock at an exercise price of $3.10, subject to adjustment in certain circumstances. The other is exercisable for 42,209 shares of Common Stock at an exercise price of $5.00 per share, subject to adjustment in certain circumstances.

(4) All of the shares indicated as beneficially owned by Messrs. Lawrence, Bromberg, Griffin and Laramie may be acquired through the exercise of options. All of the shares indicated as beneficially owned by Mr. Frederick Schaden may be acquired through the exercise of options or conversion of Class C Convertible Preferred Stock.

(5) Robert W. Scanlon, individually, beneficially owns 473 shares of common stock allocated to him under our 401(k) Plan, 1,475 shares of common stock held in his own name, and 4,000 shares of common stock represented by currently exercisable stock options. Sue A. Hoover, individually, beneficially owns 709 shares of common stock allocated to her under our 401(k) Plan, 11,873 shares of common stock held in her own name, and 12,400 shares of common stock represented by currently exercisable stock options. Patrick E. Meyers, individually, beneficially owns 158 shares of common stock allocated to him under our 401(k) Plan, 3,973 shares of common stock held in his own name, and 22,000 shares of common stock represented by currently exercisable stock options.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 31, 1996, Retail & Restaurant Growth Capital, L.P. ("RRGC") made a $2,000,000 loan to our company, a portion of which was convertible into 372,847 shares of our common stock, and with interest accrued at 12.75% per annum. If the loan were repaid before conversion, RRGC would receive a warrant to purchase the same number of shares of our common stock at $3.10 per share. On October 8, 1997, we and RRGC amended the loan agreement to provide for the conversion of $500,000 of the principal amount of the loan into 100,000 shares of our Class B Preferred Stock, reducing the outstanding principal amount of the loan to $1,500,000. The Class B Preferred Stock was non-voting, with a cumulative dividend of 12.75%. In connection with such amendment, we also issued a warrant to RRGC that granted it the right to purchase up to 42,209 shares of the common stock at $5.00 per share. Such number of shares of common stock is subject to downward adjustment if we meet certain net income and other goals. In no case will the warrant be exercisable for less than 30,041 shares of the common stock. On January 6, 1999, we paid off the loan from RRGC, issued to RRGC the warrant to purchase 372,847 shares of common stock referred to above and redeemed the Class B Preferred Stock held by RRGC.

     Effective October 1, 1994, a wholly-owned subsidiary of our company acquired by merger all of the assets and obligations of Schaden & Schaden, Inc., a Colorado corporation, or "SSI", owned by Richard E. Schaden and Richard F. Schaden. The assets of SSI included interests in several Quizno's Classic Subs restaurants and interests in two area directorships. The consideration paid by us to the Schadens, included $876,000 that was paid in our Class A Preferred Stock. The Class A Preferred Stock is non-voting, bears a 6.5% cumulative dividend, and became convertible on November 1, 1997 into 146,000 shares of the common stock. We may call the Class A Preferred Stock upon 60 days notice. During fiscal 1999 and 1998 each preferred shareholder received dividends of $28,470 annually.

     Richard F. Schaden and Frederick H. Schaden, directors of our company, each own an interest in Illinois Food Management, Inc. ("IFM") that owns approximately 50% of our Chicago Area Director. We also own approximately 12% of IFM. In fiscal 1998 and 1999, respectively, we paid the Area Director $139,358 and $142,363.54 as commissions on the sale of new franchises and royalties. In early 1996, IFM requested that we extend the payment terms relating to amounts owed to us by IFM as a result of its operations as an Area Director. As a result of that request, we agreed to defer payment of $63,547. IFM issued to us a promissory note in that amount payable over 6 years with an interest rate of 12% per annum. At September 30, 1999, $55,547.29 was owed to us on this promissory note. During fiscal 1998 and 1999, accrued interest payments on the note were $6,212 and $8,000, respectively. IFM is also indebted to us for $13,075.34 in connection with the resale of a Restaurant once operated by IFM. IFM is reducing this debt by offsetting commissions on royalty fees from that location paid to the managing Area Director. The debt is expected to be reduced to zero in approximately 26 months.

     In 1997, we purchased a Restaurant from a company in which Sue Hoover, our Executive Vice President of Marketing, was a 42.5% shareholder. The purchase price was $80,000 of which $15,000 was paid in cash and $65,000 paid by issuance of a promissory note bearing interest at 11% and payable over four years. During fiscal 1998 and 1999, we made payments pursuant to the promissory note totaling $18,993 and $14,245, respectively.

     On October 13, 1999, we purchased a 1997 Cessna Citation 525. As of the same date, we entered into an interchange agreement with Richard F. Schaden, P.C., which is 100% owned by Richard F. Schaden. Mr. Schaden, through his company, owns a 1980 Cessna 560 Citation V. Under the interchange agreement, the parties agreed to lease each aircraft to each other, on an as-needed basis, without charge, although the parties will pay the operational costs of the airplane. We also will pay Mr. Schaden or his company to provide services related to the airplane operations, including for pilot and management services. We do not anticipate that such payments will be material.

     We anticipate entering into an agreement with Pink Sand Corporation, for the development rights to United States Territory of Guam and the Commonwealth of the Northern Mariana Islands. Pink Sand is principally owned by Richard F. Schaden. The development agreement will require Pink Sand to open 5 Restaurants during the term of the agreement. So long as Pink Sand meets the development schedule, it will have the exclusive rights to develop Restaurants in the territory. The development fee is $42,500, payable upon execution of the agreement. The fee equals one hundred percent of the first initial franchise fee and fifty percent of the aggregate initial franchise fees due for all of the other Restaurants that Pink Sand must develop under the agreement. Each time Pink Sand signs a franchise agreement for a Restaurant to be developed within the territory, we will apply the Development Fee in increments equal to fifty percent of the initial franchise fee due for that Restaurant to reduce the additional amount Pink Sand must pay. We anticipate entering into the agreement in December 1999 or early January 2000.

     In 1995, we sold the Area Director rights for the Detroit, Michigan area to a company wholly-owned by Richard F. Schaden. The fee paid to us was $150,000, which is consistent with the then fees received for the sale of area directorships to unaffiliated parties, and was paid in cash. During 1998, we paid the Area Director $27,664 in royalties. Mr. Schaden sold the area directorship in 1998 to an entity owned by Scott Adams, a former employee of our company, and we approved the transfer of the area director marketing agreement.

     Thomas Schaden, a brother of Richard F. Schaden and Frederick H. Schaden, is in the insurance brokerage business and has acted as a broker for our insurance policies, including the directors and officers policies that we have purchased.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-B. We will furnish to our shareholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover our costs of furnishing the exhibits.

Item No.    Exhibit Description

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

2.3 Asset Purchase Agreement among Stoico Restaurant Group, Inc. d/b/a Stoico Food Service, Inc., Sub & Stuff, Inc. and Spaghetti Jack's Inc. and Quizno's Kansas LLC, incorporated by reference to Exhibit
            2.1 to the Company's Form 8-K, filed by the Company with the SEC on September 1, 1998

2.4 Asset Purchase Agreement, among Quiz-DIA, Inc., Airport services, Inc. and ASI-DIA, L.P., dated as of the 5th day of November, 1999, incorporated by reference to Exhibit 2.3 to Form 8-K, filed by the Company with the SEC on November 22,1999.

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

3.(I)       By-laws of the Company*

3.5 Articles of Amendment to the Articles of Incorporation of the Company, authorizing 100,000 shares of Class B Preferred Stock and 200,000 shares of Class C Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB, dated March 26, 1998.

3.(II) Articles of Amendment to the Articles of Incorporation of the Company, authorizing 10,000 shares of Class D Preferred Stock.*

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

9.4         Third Amendment to Voting Trust Agreement dated as of September 1,
            1999*

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

10.4        Amended and Restated Stock Option Plan for Directors and Advisors.*

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

10.10 Indemnity Agreement of J. Eric Lawrence, incorporated by reference to Exhibit 10.10 to the Company's Form 10-KSB, dated March 26, 1998

10.11 Indemnity Agreement of Mark L. Bromberg, incorporated by reference to Exhibit 10.11 to the Company's Form 10-KSB, dated March 26, 1998

10.12       Form of Franchise Agreement, incorporated by reference to Exhibit
            10.12 to the Company's Form 10-KSB, dated March 26, 1998.

10.13 Form of Area Director Marketing Agreement, incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB, dated March 28, 1997

10.14 Headquarters Office Lease for the Company, incorporated by reference to Exhibit 10.14(b) to the Company's Form 10-KSB, filed with the SEC on March 31, 1999.

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

10.19 Stockholders' Agreement between the Company and RRGC, dated as of December 31, 1996, incorporated by reference to Exhibit 99(b) to
            Schedule 13D filed by RRGC with the SEC on January 9, 1998.

10.20 First Amendment to Investment Agreement between RRGC and the Company, dated as of October 8, 1997, incorporated by reference to
            Exhibit 10.23 to the Company's Form 10-KSB, dated March 26, 1998.

10.21 Warrant to Purchase Shares of Common Stock of the Company, dated as of November 11, 1997 and issued to RRGC, incorporated by reference to Exhibit 10.24 to the Company's Form 10-KSB, dated March 26, 1998.

10.22 Warrant to Purchase Shares of Common Stock of the Company, dated as of December 31, 1998 and issued to RRGC.*

10.23 Asset Purchase Agreement between The Quizno's Acquisition Company and Bain's Deli Corporation dated as of February 1, 1999, incorporated by reference to Exhibit 10.28 to the Company's form 10-KSB filed with the SEC on March 31, 1999.

10.24 Airplane Purchase Agreement, dated as of September 22, 1999, between the Company and Sacramento Aviation Management Company.*

10.25 Interchange Agreement, dated as of October 13, 1999, between the Company and Richard F. Schaden, P.C.*

10.26       Form of Master Franchise Agreement*

10.27 Investment letter agreement, dated as of October 4, 1999, between the Company and AMERESCO Commercial Finance, Inc.*

10.28 Form of Promissory Note, dated as of October 5, 1999, issued by the Company to AMERESCO Commercial Finance, Inc.*

10.29 Form of Pledge and Security Agreement, dated as of October 5, 1999, between the Company and AMERESCO Commercial Finance, Inc.*

20.1 Risk Factors Section from the Company's Prospectus dated January 9, 1998 included in the Registration Statement on Form S-3 filed by the Company (Registration No. 333-38691), incorporated by reference to
            Exhibit 20.1 to the Company's 10-KSB, dated March 26, 1998.

21.1        List of Company subsidiaries.*


23 Consent of Ehrhardt Keefe Steiner & Hottman PC to the incorporation by reference of its report dated November 5, 1999 appearing elsewhere in this Form 10-KSB into two Registration Statements on Form S-8 of the Company, Reg. Nos. 333-45549 and 333-45205.*
----------

*     Filed with this Report.

     (b) Reports on Form 8-K. We filed three (3) reports on Form 8-K during the fiscal quarter ending September 30, 1999. All three Form 8-K filings reported on only Item 5 matters. Such filings where made on August 11, August 19, and September, 1999, and related to press releases announcing the withdrawal of proposed going private transaction, second quarter financial results and the results of shareholder votes taken at our September 27, 1999 Annual Meeting, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 1999.

                               THE QUIZNO'S CORPORATION



                               By:/s/ Richard E. Schaden
                                  -------------------------
                                  Richard E. Schaden,
                                  President and Chief Executive
                                     Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


      Signature                Title                                   Date


/s/ Richard E. Schaden     President, Chief Executive      December 30, 1999
-----------------------    Officer and Director
Richard E. Schaden         (Principal Executive Officer)


/s/ Richard F. Schaden     Vice President,                 December 30, 1999
Richard F. Schaden         Secretary and Director


/s/ Mark L. Bromberg       Director                        December 30, 1999
Mark L. Bromberg

/s/ J. Eric Lawrence       Director                        December 30, 1999
J. Eric Lawrence


/s/ Frederick H. Schaden   Director                        December 30, 1999
Frederick H. Schaden

                           Director                        December 30, 1999
-------------------
Brad A. Griffin

/s/ John L. Gallivan       Chief Financial Officer         December 30, 1999
John L. Gallivan           and Treasurer (Principal
                           Financial and Accounting
                           Officer