Form 10QSB
period 1999-12-31
QUIZNOS CORP
filed 2000-02-14
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999

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

                               Yes X No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
                Class                                   February 9, 2000
---------------------------------------                 ----------------
Common Stock, $0.001 par value                          3,040,716 shares

                            THE QUIZNO'S CORPORATION

                        Commission File Number: 000-23174

                         Quarter Ended December 31, 1999


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



Consolidated Balance Sheets......................................Page 3



Consolidated Statements of Cash Flows............................Page 5



Consolidated Statement of Stockholders' Equity...................Page 7



Notes to Consolidated Financial Statements.......................Page 8



Management's Discussion and Analysis or Plan of Operation.......Page 11



Part II - OTHER INFORMATION.....................................Page 21



Signature.......................................................Page 23

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended
                                                       December 31,
                                              ----------------------------
                                                  1999             1998
                                              -----------      -----------
                                                       (Unaudited)
FRANCHISE OPERATIONS:
  Continuing fees .......................     $ 3,637,481      $ 1,729,631
  Initial franchise fees ................       1,462,430          887,083
  Area director and master franchise fees         480,796        1,355,359
  Other .................................         227,404          137,866
  Interest ..............................         130,693          116,818
                                              -----------      -----------
   Total revenue ........................       5,938,804        4,226,757
                                              -----------      -----------
Expenses
  Sales and royalty commissions .........      (1,757,020)      (1,424,765)
  General and administrative ............      (2,521,515)      (2,093,970)
                                              -----------      -----------
   Total expenses .......................      (4,278,535)      (3,518,735)
                                              -----------      -----------
Net income from franchise operations ....       1,660,269          708,022
                                              -----------      -----------

COMPANY STORE OPERATIONS:
  Sales .................................       2,757,584        1,855,805
                                              -----------      -----------
  Cost of sales .........................        (815,221)        (541,653)
  Cost of labor .........................        (835,947)        (475,826)
  Other store expenses ..................        (885,389)        (754,772)
                                              -----------      -----------
   Total expenses .......................      (2,536,557)      (1,772,251)
                                              -----------      -----------
Net income from Company stores operations         221,027           83,554
                                              -----------      -----------

                See notes to consolidated financial statements.

                       (continued on next page)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                                      Three Months Ended
                                                         December 31,
                                                 ----------------------------
                                                      1999            1998
                                                 -----------      -----------
                                                          (Unaudited)
OTHER INCOME (EXPENSE):
  Sales by stores held for resale ..........     $   103,153      $   430,742
  Expenses related to stores held for resale        (132,385)        (482,935)
  Loss on sale of Company stores ...........         (43,595)         (47,505)
  Provision for bad debts ..................        (167,871)        (134,291)
  Depreciation and amortization ............        (461,985)        (359,536)
  Interest expense .........................        (466,968)         (80,891)
  Other expense ............................         (60,559)         (41,958)
                                                 -----------      -----------
Total other income (expense) ...............      (1,230,210)        (716,374)
                                                 -----------      -----------

Net income before income taxes .............         651,086           75,202
Income tax (provision) benefit .............        (226,367)         368,553
                                                 -----------      -----------

Net income .................................         424,719          443,755
Preferred stock dividends ..................         (39,285)         (54,921)
                                                 -----------      -----------

Net income applicable to common shareholders     $   385,434      $   388,834
                                                 ===========      ===========

Basic net income per share of common stock .     $      0.13      $      0.13
                                                 ===========      ===========

Diluted net income per share of common stock     $      0.11      $      0.11
                                                 ===========      ===========

Weighted average common shares outstanding
  Basic ....................................       3,058,339        3,026,269
                                                 ===========      ===========

  Diluted ..................................       3,765,135        3,903,275
                                                 ===========      ===========


                See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      December 31,   September 30,
                                                         1999           1999
                                                     -----------     -----------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ....................     $ 3,612,509     $   626,828
  Short term investments .......................       5,246,198       4,263,877
  Accounts receivable, net of allowance for
   doubtful accounts of $155,959 at December 31,
   1999 and $43,793 at September 30, 1999 ......       1,457,416       1,047,438
  Current portion of notes receivable ..........         500,529         519,994
  Deferred tax asset ...........................         128,718         128,718
  Other current assets .........................         438,202         373,578
  Assets held for resale and investment in
   area directorships ..........................            --         1,082,310
                                                     -----------     -----------
Total current assets ...........................      11,383,572       8,042,743
                                                     -----------     -----------

Property and equipment at cost, net of
 accumulated depreciation and amortization of
  $1,506,535 at December 31, 1999 and $1,230,461
  at September 30, 1999 (Notes 7 and 10) .......      10,225,615       4,804,051
                                                     -----------     -----------


OTHER ASSETS:
  Intangible assets, net of accumulated
   amortization of $827,903 at December 31, 1999
   and $712,759 at September 30, 1999 (Note 10)        4,998,186       1,662,265
  Investment in area directorships .............       1,362,197            --
  Deferred assets ..............................       2,455,527       1,726,984
  Deferred tax asset ...........................       3,520,103       3,507,213
  Deposits and other assets ....................         254,041         361,189
  Notes receivable, net of allowance for
   doubtful accounts of $40,000 at December 31,
   1999 and $41,742 at September 30, 1999 ......       1,534,216       1,670,329
                                                     -----------     -----------
Total other assets .............................      14,124,270       8,927,980
                                                     -----------     -----------

Total assets ...................................     $35,733,457     $21,774,774
                                                     ===========     ===========

                See notes to consolidated financial statements.

                                     - 3 -
                            (continued on next page)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    December 31,      September 30,
                                                         1999             1999
                                                    ------------      ------------
                                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable ............................     $  1,782,242      $  1,219,157
  Accrued liabilities .........................          612,047           544,476
  Current portion of subordinated debt ........             --             218,546
  Current portion of long term obligations ....          889,559           337,642
  Income taxes payable ........................          221,936           851,469
                                                    ------------      ------------
Total current liabilities .....................        3,505,784         3,171,290

Line of credit (Note 8) .......................        3,350,000              --
Long term obligations (Note 9) ................       13,086,968         1,268,504
Subordinated debt .............................             --           1,498,791
Deferred revenue (Note 4) .....................       14,272,552        13,722,331
                                                    ------------      ------------
Total liabilities .............................       34,215,304        19,660,916
                                                    ------------      ------------


COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000
   shares authorized:
   Series A issued and outstanding 146,000 at
    December 31, 1999 and September 30, 1999
    ($876,000 liquidation preference) .........              146               146
   Series C issued and outstanding 167,000 at
    December 31,  1999 and September 30, 1999
    ($835,000 liquidation preference) .........              167               167
   Series D issued and outstanding 3,000 at
    December 31, 1999 ($9,000 liquidation
    preference) ...............................            8,400              --
Common stock, $.001 par value; 9,000,000 shares
 authorized; issued and outstanding 2,980,179
 at December 31, 1999 and  3,074,177 at
 September 30, 1999 (Note 13) .................            2,980             3,074
Capital in excess of par value ................        3,457,219         4,485,949
Accumulated deficit ...........................       (1,950,759)       (2,375,478)
                                                    ------------      ------------
Total stockholders' equity ....................        1,518,153         2,113,858
                                                    ------------      ------------

Total liabilities and stockholders' equity ....     $ 35,733,457      $ 21,774,774
                                                    ============      ============

                See notes to consolidated financial statements.

               THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                            December 31,
                                                   ------------------------------
                                                        1999             1998
                                                   ------------      ------------
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................     $    424,719      $    443,755
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization .............          443,153           335,470
   Provision for losses on accounts receivable          167,871           134,291
   Deferred income taxes .....................          (12,890)         (575,553)
   Promissory notes accepted for area director
    fees .....................................         (200,000)         (723,958)
   Loss on disposal of Company store .........           43,595            47,505
   Amortization of deferred financing costs ..           18,832            24,066
     Net deferred area director marketing
      agreement fees .........................          131,573              --
   Other .....................................             --              30,499
   Changes in assets and liabilities:
    Accounts receivable ......................         (543,517)          (99,606)
    Other current assets .....................          (38,687)          186,703
    Accounts payable .........................          563,085           194,783
    Accrued liabilities ......................           67,571           372,532
    Income taxes payable .....................         (629,533)          200,000
    Deferred franchise costs .................         (116,525)          123,162
    Deferred initial franchise fees and other
     fees ....................................          404,029           502,078
                                                   ------------      ------------
Net cash provided by operations ..............          723,276         1,195,727
                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .........       (4,189,118)         (661,904)
  Issuance of other notes receivable .........          (14,000)         (325,188)
  Short term investments .....................         (982,321)         (338,234)
  Proceeds from the sale of assets and stores           100,361           213,000
   Acquisition of Company owned stores .......       (4,959,746)             --
  Principal payments received on notes
   receivable ................................          275,126           134,183
  Investment by minority interest owners .....             --             151,601
  Intangible and deferred assets and deposits           107,749          (478,783)
  Investments in area director territories ...         (413,790)             --
                                                   ------------      ------------
Net cash (used in) investing activities ......      (10,075,739)       (1,305,325)
                                                   ------------      ------------

                See notes to consolidated financial statements.

                            (continued on next page)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES


                                                        Three Months Ended
                                                            December 31,
                                                   ------------------------------
                                                       1999              1998
                                                   ------------      ------------
                                                            (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock ................          124,493            38,172
  Principal payments on long term obligations        (3,346,956)         (229,203)
   Line of credit ............................        3,350,000              --
   Proceeds from issuance of notes payable ...       14,000,000              --
   Financing costs ...........................         (644,476)             --
  Common stock repurchased ...................       (1,114,032)             --
  Proceeds from Class D Preferred Stock ......            8,400              --
  Dividends paid .............................          (39,285)          (54,921)
  Other ......................................             --                (301)
                                                   ------------      ------------
Net cash provided by (used in) financing
 activities ..................................       12,338,144          (246,253)
                                                   ------------      ------------

Net increase (decrease) in cash ..............        2,985,681          (355,851)

Cash, beginning of period ....................          626,828         1,058,109
                                                   ------------      ------------

Cash, end of period ..........................     $  3,612,509      $    702,258
                                                   ============      ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest ...     $    459,409      $     80,891
                                                   ============      ============

  Cash paid during the period for income taxes     $    855,450      $       --
                                                   ============      ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended December 31, 1998, the Company reduced notes payable, pursuant to the terms of a purchase agreement, in the amount of $116,118. A corresponding reduction in intangibles was also recorded. Also, during the quarter, the Company acquired assets under capital leases totaling $150,082.

During the quarter ended December 31, 1999, the Company accepted a promissory note in the amount of $19,446 for equipment previously held for resale. A note receivable in the amount of $79,566 was capitalized in exchange for an Area Director territory repurchased during the quarter. Also, a Company store held for resale was closed and the net assets were written-off.

                See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                             Convertible
                           Preferred Stock             Common Stock        Additional
                     --------------------------  -------------------------   Paid-in    Accumulated
                         Shares        Amount       Shares       Amount      Capital      Deficit
                     ------------  ------------  -----------  ------------ -----------  ----------

Balances at January
 1, 1999               413,000         $   413    3,054,459      $ 3,054   $5,065,247    $(972,507)

Issuance of common
 stock for exercise
 of options and
 pursuant to the
 employee benefit
 plan                     -                -         28,809           29       75,438          -

Tax benefit from
 exercise of options      -                -           -              -        14,840          -

Shares cancelled          -                -         (9,091)          (9)     (45,446)         -

Redemption of
 Series B Preferred
 Stock                (100,000)           (100)        -               -     (499,900)         -

Preferred stock
 dividends                -                -           -               -     (124,230)         -

Net (loss)                -                -           -               -          -     (1,402,971)
                     ------------  ------------  -----------  ------------ -----------  ----------

Balances at
 September 30, 1999    313,000             313    3,074,177        3,074    4,485,949   (2,375,478)

Issuance of common
 stock for exercise
 of options and
 pursuant to the
 employee benefit
 plan                     -                -         34,002           34      124,459          -

Common Stock
 repurchased (Note 13)    -                -       (128,000)        (128)  (1,113,904)         -

Issuance of Series
 D Convertible
 Preferred Stock
 (Note 12)               3,000           8,400         -               -          -            -

Preferred stock
 dividends                -                -           -               -      (39,285)         -

Net income                -                -           -               -          -        424,719
                     ------------  ------------  -----------  ------------ -----------  ----------

Balances at
 December 31, 1999     316,000         $ 8,713    2,980,179      $ 2,980   $3,457,219  $(1,950,759)
                     ============  ============  ===========  ============ ===========  ==========

                See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three month periods ended December 31, 1999 and December 31, 1998, (b) the consolidated financial position at December 31, 1999, (c) the consolidated statements of cash flows for the three month periods ended December 31, 1999 and December 31, 1998, and (d) the consolidated changes in stockholders' equity for the nine month and three month periods ended September 30, 1999 and December 31, 1999, respectively, have been made.

2) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the nine months ended September 30, 1999, included in the Company's Annual Report on Form 10-KSB to the Securities and Exchange Commission filed on December 30, 1999.

3) In October 1999, the Company changed its fiscal year from December 31 to September 30. All references in the financial statements to the period ended December 31 relate to the three months ended December 31, 1999. The results for the three-month period ended December 31, 1999 are not necessarily indicative of the results for the entire fiscal year of 2000.

4) Effective January 1, 1999, the Company changed its accounting policy related to the recognition of area director marketing agreement fees to one that recognizes such fees as revenue on a straight-line basis over the term of the agreement, which is ten years. Direct expenses attributable to the fees are classified as a prepaid and recognized as an expense over the same ten year term. The effect of the change in fiscal 1999 resulted in the deferral of $4,262,701 of net revenue previously recognized in prior years. Fiscal 2000 income included $129,036 of amortized deferred net revenue related to area director marketing agreement fees previously recognized prior to fiscal 1999.

5) The Company is obligated to pay an opening commission to the area director who sold the franchise at the time the franchise opens for business. These commissions are expensed at the time the related franchise opens for business and are not accrued as a liability of the Company until that time. At December 31, 1999, there were 524 domestic franchises sold but not yet open with related opening commissions totaling $1,718,373 ($1,585,773 at September 30, 1999).

6) Other than the items discussed in our annual report on Form 10-KSB for the year ended September 30, 1999, there are no other pending material legal proceedings to which we are a party or to which our property is subject. In addition, from time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. We do not believe that any of the foregoing litigation will have a material adverse effect on us.

   In 1999, the Company commenced a program called Owner in Training under which it provides financial assistance to store managers interested in owning their own franchise. The Company provides financial guarantees to such persons for start-up capital loans. In 1999, the Company guaranteed two such loans totaling $320,000.

7) On October 11, 1999, our Board of Directors approved the purchase of a corporate jet allowing for more efficient travel by management between areas of franchise operations. For tax purposes, the airplane qualifies for accelerated depreciation, resulting in the deferral of income tax payments. The $3,350,000 purchase was completed on October 13, 1999.

8) On December 22, 1999 the Company closed on a line of credit loan and was loaned $3,350,000 by Merrill Lynch Business Financial Services, Inc. The loan bears interest at the 30 day Dealer Commercial Paper Rate plus 2.5% (equal to 8.13% at December 31, 1999). The maximum amount of the line of credit loan is $3,350,000, which maximum is reduced monthly based on a seven-year amortization. The line of credit loan is secured by a first security interest in the Company's jet aircraft. In January 2000 the line of credit loan was paid down to zero.

9) On October 5, 1999, the Company closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.9% (10.1% through January 31, 2000), and is repayable in monthly installments of $199,274 for nine years and five months. The loan is secured by the assets of Company owned stores and other assets of the Company existing at September 30, 1999. The loan is part of a securitized pool and includes a provision which could require the Company to pay up to another $1,555,555 depending on the amount of defaults, if any, in the loan pool. The proceeds of the loan were used to pay-off existing debt of $3,320,956, pay costs and fees associated with the loan of $560,000, and prepay interest and one payment of $304,624. The balance of $9,814,420 is available to use, with certain restrictions, for general corporate purposes other than working capital, dividends, or to repurchase the majority shareholder's stock.

   Certain notes payable held by the Company at September 30, 1999 were repaid with the AMRESCO note proceeds.

10)On November 16, 1999, the Company, through its subsidiary QUIZ-DIA, Inc., purchased the assets of ASI-DIA, Inc. ("ASI") for a total of $4.875 million in cash.

   Assets purchased include two Quizno's Company restaurants and three bars, including the WWW.COWBOY bar, and various other assets located on Concourses A and B at Denver International Airport. The Company intends to continue operating the restaurants as Quizno's Classic Subs and the bars as operated by ASI.

   The purchase was accounted for under the purchase method. The purchase price was allocated to the assets purchased based on the fair market values at the date of acquisition as follows:

               Restaurant and bar equipment  $   875,000
               Furniture and fixtures            370,000
               Leasehold improvements            265,000
               Concession agreements           3,365,000
                                             -----------
                                             $ 4,875,000
                                             ===========

   On January 26, 2000, the Company closed on a loan in the amount of $3,180,000 from GE Capital Business Asset Funding. The loan bears interest at 9.53% and is payable in equal monthly installment of $52,023 for 5 years. The loan is secured by a first security interest in the assets of QUIZ-DIA, Inc.

11)In January 2000, the Company purchased, for cash, the assets of four Quizno's Restaurants from two franchisees for a total purchase price of $741,000. The purchases will be accounted for under the purchase method. The purchase price will be allocated to the assets purchased based on the fair market values at the date of acquisition.

12)Each share of Class D Preferred Stock is convertible into twenty-five shares of our common stock, at any time after (i) our earnings before income tax, depreciation and amortization for a fiscal year (excluding such earnings derived from extraordinary asset acquisitions after June 1, 1999, and nonrecurring or unusual transactions, as determined by our Chief Executive Officer) equal or exceed $12,000,000, and (ii) our Chief Executive Officer has approved such conversion. The Class D Preferred Stock is not convertible before March 31, 2001. The Class D Preferred Stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

13)On October 1, 1999, the Company's Board of Directors authorized the purchase of up to 200,000 shares of the Company's common stock. Subject to applicable security laws, repurchases may be made at such times, and in such amounts, as the Company deems appropriate. As of December 31, 1999, the Company had repurchased 128,000 shares at an average price of $8.70.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward-Looking Statements

Certain of the information discussed in this quarterly report, and in particular in this section entitled "Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that involve risks and uncertainties that might adversely affect our operating results in the future in a material way. Such risks and uncertainties include, without limitation, the effect of national and regional economic and market conditions in the U.S. and the other countries in which we franchise Restaurants, costs of labor and employee benefits, costs of marketing, the success or failure of marketing efforts, costs of food and non-food items used in the operation of the Restaurants, intensity of competition for locations and Franchisees as well as customers, perception of food safety, spending patterns and demographic trends, legal claims and litigation, the availability of financing for us and our Franchisees at reasonable interest rates, the availability and cost of land and construction, legislation and governmental regulations, and accounting policies and practices. Many of these risks are beyond our control. In addition, specific reference is made to the "Risk Factors" section contained in our Prospectus, dated January 9, 1998, included in the Registration Statement on Form S-3 filed by us (Registration No. 333-38691) and to our annual report filed on Form 10-KSB for the year ended September 30, 1999.

The principal sources of our income are continuing fees, initial franchise fees, and, historically, area director marketing and master franchise fees. These sources are subject to a variety of factors that could adversely impact our profitability in the future, including those mentioned in the preceding paragraph. The continued strength of the U.S. economy is a key factor to the restaurant business because consumers tend to immediately reduce their discretionary purchases in economically difficult times. An economic downturn would adversely affect all three of the sources of income identified above. Because our franchises are still concentrated in certain regions of the U.S., regional economic factors could adversely affect our profitability. Weather, particularly severe winter weather, will adversely affect royalty income and could affect the other sources cited above. Culinary fashions among Americans and people in other countries in which we franchise the Restaurants will also impact our profitability. As eating habits change and types of cuisine move in and out of fashion, our challenge will be to formulate a menu within the Quizno's distinctive culinary style that appeals to an increasing market share. Finally, the intense competition in the restaurant industry continues to challenge participants in all segments of this industry.

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

Overview

In November 1999, we announced that we had changed our fiscal year end from December 31 to September 30. The financial statements included with this 10-QSB filing reflect our balance sheet as of December 31, 1999 and September 30, 1999, the consolidated changes in stockholders' equity for the nine and three months ended September 30, 1999 and December 31, 1999, respectively, and the related statements of operations and cash flows for the three months ended December 31, 1999 and 1998. All references to 2000 and 1999 refer to fiscal year 2000 and fiscal year 1999, respectively.

Our primary business is the franchising of Quizno's Restaurants. As a franchisor, revenue is principally derived from: (1) continuing fees, (2) initial franchise fees, and (3) area director and master franchise fees. Continuing fees increase as the number of franchised restaurants open increase. Initial franchise fees are one-time fees paid upon the sale of a franchise and vary directly with the number of franchises we can sell and open. Area director and master franchise fees occur when a country or exclusive area is sold and are expected to decline as the number of remaining available markets declines. Effective January 1, 1999, we changed our accounting policy related to the recognition of area director marketing agreement fees to one that recognizes such fees as revenue on a straight-line basis over the term of the agreement, which is ten years. Each of these sources of revenue contributes to our profitability, but the relative contribution of each source will vary as we mature. Over time initial fees and continuing fees will generate proportionately more revenue than area director and master franchise fees.

We earned a profit before preferred dividends in the first quarter of fiscal 2000 of $424,719, composed of income from franchise operations of $1,660,269, income from Company owned store operations of $221,027, and less other income and expense and taxes totaling $(1,456,577).

The following chart reflects our revenue growth by source and number of restaurants for the first quarter of 2000 compared to the first quarter of 1999:

                                                         Three Months Ended
                                                            December 31,
                                            ------------------------------------------------
                                                   1999                   1998
                                            ----------------------  ------------------------
                                                       % Increase               % Increase
                                             Amount    (Decrease)*    Amount     (Decrease)*
                                            ---------  -----------  -----------  -----------
Continuing fees .......................     $3,637,481    110%      $1,729,631       71%
Initial franchise fees ................      1,462,430    65%          887,083       31%
Area director and master franchise fees        480,796   (65)%       1,355,359       96%
Other .................................        227,404    65%          137,866      (29)%
Interest ..............................        130,693    12%          116,818      287%
                                            ----------   -----      ----------    ------
Total franchise revenue ...............      5,938,804    41%        4,226,757       62%
Sales by Company owned stores .........      2,757,584    49%        1,855,805       34%
Sales by Stores held for resale .......        103,153   (76)%         430,742    4,919%
                                            ----------   -----      ----------    ------
Total Revenue .........................     $8,799,541    35%       $6,513,304       63%
                                            ==========   =====      ==========    ======

*  Percent change from comparable prior year period.

                                                Three Months Ended
                                                   December 31,
                                                -------------------
                                                  1999       1998
                                                --------   --------
Restaurants open, beginning ..                     634       438
New restaurants opened .......                     100        61
Restaurants closed, to reopen                       --        --
Restaurants closed ...........                     (13)       (5)
                                                  ----      ----

Restaurants open, end ........                     721       494
                                                  ====      ====

Franchises sold, domestic ....                      97       107
Franchises sold, international                      21        75
                                                  ----      ----

Total ........................                     118       182
                                                  ====      ====

Initial franchise fees collected            $1.8 million  $1.5 million
Systemwide sales, domestic                 $53.1 million $30.6 million

Average unit volume for 1999, domestic (1)      $365,000           -
Same store sales, domestic (2)                    Up 4.7%       Up 7.1%

1) Average unit volume is for the twelve months ended December 31, 1999. Average unit volume excludes Restaurants located in convenience stores and gas stations and includes only Restaurants open at least one year under the same ownership that are currently not in default.

2) Same store sales are based on 319 stores open since the beginning of October 1998. Stores that transferred ownership during this period or are in substantial default of the franchise agreement are excluded. Because we are and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as units are included from more start up markets. Excludes non-traditional units located in convenience stores and gas stations.

Results of Operations

Comparison of the first quarter of 2000 with the first quarter of 1999

Franchise revenue increased 41% in the first quarter of 2000 to $5,938,804 from $4,226,757 in the comparable quarter last fiscal year. Total revenue increased 35% in the first quarter of 2000 to $8,799,541 from $6,513,304 in the comparable quarter last fiscal year.

Continuing fees increased 110% in the first quarter of 2000 to $3,637,481 from $1,729,631 in the first quarter of 1999. Continuing fees are comprised of royalties and licensing fees.

Royalty fees are a percentage of each franchisee's sales paid to us and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase. At December 31, 1999 there were 693 franchises open, as compared to 465 at December 31, 1998. The royalty was 5% for agreements entered into prior to February 11, 1995, 6% for agreements entered into from February 11, 1995 to March 31, 1998, and 7% for all franchise agreements entered into after March 31, 1998. The royalty for Quizno's Express units is 8%. We have no immediate plans to increase the royalty rate.

Royalty fees were $2,893,887 for the first quarter of fiscal 2000 compared to $1,592,084 for the same period last year, an increase of 82%.

Licensing fees are fees generated through the licensing of the Quizno's trademark for use by others, which includes fees received from product companies to sell proprietary products to our restaurant system. Licensing fees are expected to increase as systemwide sales and the awareness and value of the Quizno's brand increases. Licensing fees were $743,594 in the first quarter of fiscal 2000 and $137,547 in the comparable fiscal 1999 quarter. Included in the fiscal 2000 first quarter were $200,000 of non-recurring licensing fees from Coca Cola Company related to a licensing agreement signed in April 1999.

Initial franchise fees increased 65% in the first quarter of fiscal 2000 to $1,462,430 from $887,083 in the same fiscal quarter last year. Initial franchise fees are one-time fees paid by franchisees at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of our obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. Our share of initial franchise fees sold by foreign master franchises is recognized when received. In the first quarter of fiscal 2000, we opened 100 franchises, including 18 international Restaurants, as compared to 61 franchises opened, including 8 international Restaurants, in the same period last fiscal year. Our domestic initial franchise fee has been $20,000 since 1994. Franchisees may purchase a second franchise for $15,000 and third and subsequent franchise for $10,000. The initial franchise fee for a Quizno's Express franchise is $10,000 for the first, $7,500 for the second, and $5,000 for the third and additional franchises purchased by the same owner. Our share of initial franchise fees for international Restaurants is generally 30% of the franchise fee and will vary depending on the country and the currency exchange rate.

Initial franchise fees collected by us are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at December 31, 1999 were $8,235,649 and represent 524 domestic franchises sold but not yet in operation, compared to $4,781,946 at December 31, 1998 representing 308 domestic franchises sold but not open. Direct costs related to the franchise sale, primarily sales commissions paid to area directors, are deferred on our books and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid with respect to initial franchise fees deferred at December 31, 1999 were $1,718,373. Approximately 50% of all initial franchisee fees received by us are paid to area directors for sales and opening commissions.

Area director and master franchise fees were $480,796 in the first quarter of fiscal 2000 and $1,355,359 in the same fiscal quarter last year. For analysis purposes, these amounts are not comparable. Effective January 1, 1999, we changed our accounting policy related to the recognition of revenue from domestic area director marketing agreement fees to one that recognizes these fees as revenue on a straight-line basis over the term of the agreement, which is ten years. This change reflected a decision made by the U.S. Securities and Exchange Commission in December 1999 relative to the recognition of area director fee revenue. Commissions paid to the area director upon the inception of the agreement are classified as a prepaid and recognized as an expense over the same ten year term. The effect of the change in the nine-month period ending September 30, 1999, was the deferral of $4,262,701 of net revenue previously recognized in prior years.

Deferred domestic area fees are one-time fees paid to us for the right to sell franchises on our behalf in a designated, non-exclusive area. Domestic area director fees recognized were $170,796 in the first quarter of fiscal 2000 and $760,359 in the comparable fiscal 1999 quarter.

The fee for U.S. areas was $.05 per person from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each area director is required to pay a training fee of $10,000. In the first quarter of fiscal 2000, we sold 5 area directorships for $316,988 compared to 5 sold in the first quarter of fiscal 1999. At December 31, 1999, we had a total of 71 area directors who owned areas encompassing approximately 76% of the population of the United States.

International master franchise fees are one-time fees paid to us for the right to sell franchises in a designated, exclusive, international market. The master franchisee assumes all of our obligations and duties under the agreement. We recognize these fees when the agreement is signed. International master franchise fees were $310,000 in the first quarter of fiscal 2000 and $595,000 for the first quarter of fiscal 1999.

In the first quarter of fiscal 2000, we sold the master franchise rights to Switzerland for $300,000. A total of $20,000 of these fees was deferred until our training obligation is completed. We also recognized $30,000 of previously deferred international master franchise fees in the quarter as we substantially completed our training obligations under the agreements. The international master franchise fees in the first quarter of fiscal 1999 were for the sale of the United Kingdom for $510,000, of which $40,000 was deferred until completion of our training obligations, and $125,000 related to the sale of Japan.

We offer domestic area director and master franchise applicants financing for the area fee. The amount financed is required to be paid to us in installments over five years at interest rates between 6% and 15%. The promissory notes are personally signed by the Area Director and, depending on the personal financial strength of the Area Director, secured by collateral unrelated to the area directorship. Of the five domestic and international areas sold in the first quarter of fiscal 2000, one used this financing for $200,000, representing 32% of the total domestic area director fees and international master franchise fees received or financed in fiscal 2000. In the first quarter of fiscal 1999, six used this financing for $963,030.

The area director and master franchise agreements set increasing minimum performance levels that require the area director or master franchisee to sell and open a specified number of franchised restaurants in each year during the term of the area agreement. Our experience with the program to date indicates that while some area directors and master franchisees will exceed their development schedules, others will fail to meet their schedules. In our planning, we have allowed for a certain percentage of area directors and master franchisees that will not meet their development schedule. Delays in the sale and opening of restaurants can occur for many reasons. The most common are delays in the selection or acquisition of an appropriate location for the restaurant, delays in negotiating the terms of the lease and delays in franchisee financing. We may terminate an area agreement if the area director or master franchisee fails to meet the development schedule, and we then have the right to resell the territory to a new area director or operate it our self.

Other revenue increased by 65% in the first quarter of fiscal 2000 to $227,404 from $137,866 in the first quarter of fiscal 1999. Other revenue is primarily amounts paid by equipment suppliers for design and construction, franchise transfer fees and bookkeeping fees charged franchisees for whom we provided bookkeeping services. Amounts paid by equipment suppliers were $181,158 in the first quarter of fiscal 2000 compared to $103,865 in the first quarter of fiscal 1999. This amount will vary based on new store openings. Since 1995, our franchise agreement requires all new franchisees to utilize our bookkeeping services, or a firm designated by us to provide bookkeeping services, for their first 12 months of operations. Bookkeeping fees were $20,381 in the first quarter of fiscal 2000 compared to $0 in the first quarter of fiscal 1999. We out-sourced the bookkeeping to an unaffiliated party beginning in the second quarter of 1998 and now earn only a small administrative fee relative to the bookkeeping function. This party will perform all of the functions and incur all of the costs previously paid by us to perform the bookkeeping functions.

Sales and royalty commissions expense increased 23% in the first quarter of fiscal 2000 to $1,757,020 from $1,424,765 in the comparable quarter last fiscal year. Sales and royalty commissions are amounts paid to our domestic Area Directors, commissions paid to other sales agents and employees, and costs related to sales promotions and incentives. Sales and royalty commission expense as a percentage of royalty and initial franchise fee declined in the first quarter of fiscal 2000 to 40% from 57% in the comparable quarter of fiscal 1999 due to the repurchase and termination of certain area directorships.

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

The Area Director is entitled to receive commissions during the term of the Area Director Agreement and in some cases, upon expiration of the area director agreement a commission of 1% of sales for 5 years.

Our foreign master franchisees retain 70% of initial fees, area director fees and royalties paid from franchises sold, open and operating in the master franchisee's territory, except the Canadian master franchisee who retained 100% of initial franchise fees in 1998 only, and the United Kingdom master franchisee who will retain 85% of the initial franchise fees through December 31, 2001. Under the master franchise agreement, we have no obligation to provide services that will result in any incremental cost to us, other than an initial training trip to the country by an employee of ours.

General and administrative expenses increased 20% to $2,521,515 in the first quarter of fiscal 2000 from $2,093,970 in the comparable quarter last fiscal year. As a percent of franchise revenue, general and administrative expenses have decreased from 50% in the first quarter of fiscal 1999 to 41% in the first quarter of fiscal 2000. General administrative expenses include all of our operating costs. The increase is primarily due to the addition of employees and systems to service the rapidly growing network of our franchisees and Area Directors. Although general and administrative expenses will likely continue to increase as we grow, we expect the rate of increase to continue to decline.

Company owned store operations earned $221,027 on sales of $2,757,584 in the first quarter of fiscal 2000 compared to $83,554 on sales of $1,855,805 in the comparable quarter last fiscal year. During the first quarter of fiscal 2000 we operated stores for a total of 80 store operating months, compared to 72 store operating months in the first quarter of fiscal 1999. At December 31, 1999, we had 28 operating Company stores, including the Cowboy Bar at Denver International Airport (24 at December 31, 1998).

Stores held for resale lost $29,232 on sales of $103,153 in the first quarter of fiscal 2000 compared to a loss of $52,193 on sales of $430,742 in the comparable quarter last fiscal year. In the first quarter of fiscal 2000, we operated two stores held for resale and in the comparable quarter of fiscal 1999 we operated six stores held for resale. At December 31, 1999, we had sold or closed all stores held for resale.

Loss on sale of Company stores was $43,595 in the first quarter of fiscal 2000 resulting from the December 1999 sale of one store held for resale. The fiscal 1999 loss was also primarily related to the sale of a Company store held for resale.

Provision for bad debts was $167,871 in the first quarter of fiscal 2000 and $134,291 in the comparable quarter last fiscal year. As of December 31, 1999, we had an allowance for doubtful accounts of $195,959 that we believe is adequate for future losses.

Depreciation and amortization was $461,985 in the first quarter of fiscal 2000 and $359,536 in the comparable quarter last fiscal year. The increase is primarily due to the acquisition and development of new Company owned Restaurants in the first quarter of fiscal 2000.

Interest expense was $466,968 in the first quarter of fiscal 2000 and $80,891 in the comparable quarter last fiscal year. The increase is primarily attributable to the increase in outstanding debt. On October 5, 1999, we closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.9% (10.1% through January 31, 2000). The proceeds of the loan were used to pay-off existing debt of $3,320,956, the majority of which accrued interest at rates of 10% to 12.75%.

Other expense was $60,559 in the first quarter of fiscal 2000 and $41,958 in the comparable quarter last fiscal year. The fiscal 2000 expense is primarily acquisition-related costs while the fiscal 1999 expense is attributable to subleasing losses related to one store previously owned by us and sold to a franchisee.

Income tax (provision) benefit was a provision of $226,367 in the first quarter of fiscal 2000 and a benefit of $368,553 in the comparable quarter of fiscal 1999. Our taxable income has historically exceeded our book income primarily because initial franchise fees we receive are taxable income in the year received and are book income in the year the franchise opens. Consequently, we will not pay income taxes on this income when it is recognized for financial reporting purposes. In the first quarter of fiscal 1999, we used all of our tax net operating loss carryforwards and incurred a tax liability. Accordingly, we reduced the amount by which it had recorded an impairment of its deferred tax asset in prior years and recorded the tax benefit of prior years net operating losses.

Liquidity and Capital Resources

Net cash provided by operating activities was $723,276 in the first quarter of fiscal 2000 compared to cash provided by operating activities of $1,195,727 in the first quarter of fiscal 1999. The primary reasons for the decrease are an increase in income taxes paid of $855,450 in fiscal 2000 partially offset by an increase of $363,202 related to the increase in accounts payable.

Net cash used in investing activities was $10,075,739 in the first quarter of fiscal 2000 compared to cash used in investing activities of $1,305,325 in the first quarter of fiscal 1999. The primary reasons for the change were an increase in purchases of property and equipment of $3,527,214 (primarily the $3.35 million acquisition of a corporate jet in October 1999) and the $4,959,746 increase related to the acquisition of Company owned stores in fiscal 2000.

Net cash provided by financing activities was $12,338,144 in the first quarter of fiscal 2000 compared to cash used by financing activities of $246,253 in the first quarter of fiscal 1999. The primary reason for the change were the $17.35 million of proceeds from new debt and a line of credit in fiscal 2000 partially offset by fiscal 2000 increases in principal repayments of $3,117,753, common stock repurchases of $1,114,032 and financing costs of $644,476.

In the first quarter of 1998, we tested a program under which its Area Directors had the right to elect to have all future Franchisee leases in the Area Director's territory signed by The Quizno's Realty Company ("QRC"), a wholly owned subsidiary of ours. As a condition of the lease, the landlord agrees not to look beyond QRC for payments. These locations would then be subleased by QRC to the franchisee, whose personal liability is limited to one year. The franchisee pays QRC an indemnification fee of $165 per month, pays a one-time lease-processing fee to QRC of $2,200, and pays a security deposit to QRC equal to two months rent. Effective March 1, 1998, we transferred cash and other assets having a book value of approximately $500,000 to QRC in exchange for stock and a promissory note. As of December 31, 1999, 12 leases had been executed under this program and one other guaranteed lease. The franchisee has defaulted on the rents due on two of these locations, for which we do not have replacement franchisees. We expect to negotiate buyouts of these leases between the landlords, the franchisees and, possibly, us. Our share of any such buyout is expected to be immaterial. A third location has closed due to a fire and the lease has been cancelled and the location will not re-open.

On October 1, 1999, our Board of Directors authorized the purchase of up to 200,000 shares of our common stock. Subject to applicable security laws, repurchases may be made at such times, and in such amounts, as we deem appropriate. As of December 31, 1999, we had repurchased 128,000 shares at an average price of $8.70.

On October 5, 1999, we closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.9% (10.1% through January 31, 2000), and is repayable in monthly installments of $199,274 for nine years and five months. The loan is secured by our assets of Company owned stores and other assets of ours existing at September 30, 1999. The loan is part of a securitized pool and includes a provision which could require us to pay up to another $1,555,555 depending on the amount of defaults, if any, in the loan pool. The proceeds of the loan were used to pay-off existing debt of $3,320,956, pay costs and fees associated with the loan of $560,000, and prepay interest and one payment of $304,624. The balance of $9,814,420 is available to use, with certain restrictions, for general corporate purposes other than working capital, dividends, or to repurchase the majority shareholder's stock.

On October 11, 1999, our Board of Directors approved the purchase of a corporate jet allowing for more efficient travel by management between areas of franchise operations. For tax purposes, the airplane qualifies for accelerated depreciation, resulting in the deferral of income tax payments. The $3,350,000 purchase was completed on October 13, 1999.

On November 16, 1999, through our subsidiary QUIZ-DIA, Inc., we purchased the assets of ASI-DIA, Inc. ("ASI") for a total of $4.875 million in cash.

Assets purchased include two Quizno's Company restaurants and three bars, including the WWW.COWBOY bar, and various other assets located on Concourses A and B at Denver International Airport. We intend to continue operating the restaurants as Quizno's Classic Subs and the bars as operated by ASI.

On January 26, 2000, we closed on a loan in the amount of $3,180,000 from GE Capital Business Asset Funding. The loan bears interest at 9.53% and is payable in equal monthly installment of $52,023 for 5 years. The loan is secured by a first security interest in the assets of QUIZ-DIA, Inc.

On December 22, 1999 we closed on a line of credit loan and were funded $3,350,000 by Merrill Lynch Business Financial Services, Inc. The loan bears interest at the 30 day Dealer Commercial Paper Rate plus 2.5% (equal to 8.13% at December 31, 1999). The maximum amount of the line of credit loan is $3,350,000, which maximum is reduced monthly based on a seven-year amortization. The line of credit loan is secured by a first security interest in our jet aircraft. In January 2000, the line of credit loan was paid down to zero.

As we have in the past, we will continue to consider acquisitions of other chains, the purchase of Quizno's Restaurants from our Franchisees, and the purchase of Quizno's area directorships from our Area Directors. From time to time, we will make offers and enter into letters of intent for such transactions subject to the completion of due diligence. In all such cases, we will identify the sources of cash required to complete such transactions prior to entering into a binding agreement.

We have never paid cash dividends on our common stock and we do not anticipate a change in this policy in the foreseeable future.

At December 31, 1999, our total stockholders equity was $1,518,153, which is below the Nasdaq SmallCap Market's continued listing requirement of $2,000,000. The principle reasons for this deficiency were the change in accounting policy related to the recognition of domestic area director marketing agreement fees, which was effected in December 1999, coupled with shares of common stock repurchased prior to the announcement of the change in accounting policy. At this time, it is uncertain whether our common stock will be de-listed from the Nasdaq SmallCap Market because of this deficiency. If that does occur, our common stock could be traded on the OTC Bulletin Board, which is administered by The Nasdaq Stock Market. If our common stock is de-listed from the Nasdaq SmallCap Market, such event could have a long-term adverse impact on the market for our common stock.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        Commission File Number: 000-23174
                         Quarter Ended December 31, 1999
                                   Form 10-QSB

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Quizno's Corporation v. Hampton-Davis Corp. in the United States District Court for the District of Colorado (No. 99-S-1812). On July 19, 1999, we terminated an area director named Hot Concepts, Inc., and instituted litigation proceedings against that area director. That action is more fully discussed in our annual report filed on Form 10-KSB for year ended September 30, 1999. The principal owners of Hot Concepts also owned a second area directorship under Hampton-Davis Corp. ("Hampton Davis") for the Bowling Green, Kentucky and Jacksonville, Tennessee markets. On September 15, 1999, we filed an action entitled The Quizno's Corporation v. Hampton-Davis Corp. in the United States District Court for the District of Colorado (No. 99-S-1812), in which we asserted that Hampton-Davis failed to meet its development quota. We are seeking unspecified damages based on Hampton-Davis' failure to meet its development schedule. On October 11, 1999, we terminated the area director agreement with Hampton-Davis. On December 28, 1999, Hampton-Davis filed counterclaims alleging that we fraudulently terminated the area director agreement and failed to deal in good faith by terminating the agreement. Hampton-Davis also claims that we committed common law fraud, negligent misrepresentation, and asserted claims for tortious interference with prospective business advantage, civil RICO, promissory estoppel, and unjust enrichment. All of the counterclaims appear to stem form Hampton-Davis' claim that we acted wrongfully in selling the area directorship and then terminating the agreement when Hampton-Davis failed to meet its development obligations. Hampton-Davis seeks in excess of $75,000. We plan to file a motion to dismiss many of the claims, and will deny any remaining claims. In addition, we will pursue our claims against Hampton-Davis.

Other than the foregoing and the items discussed in our annual report on Form 10-KSB for the year ended September 30, 1999, there are no other pending material legal proceedings to which we are a party or to which our property is subject. In addition, from time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. We do not believe that any of the foregoing litigation will have a material adverse effect on us.


Item 2. Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

  Securities                          Amount of
 Sold/Shares         Date           Consideration         Purchaser(s)       Exemption
---------------- ------------      ---------------       --------------    -------------

Common stock/                                           Quizno's 401(k)
 1,527 shares      11/4/99           $   12,029          Plan               Section 4(2)

Common stock/                                           Exercise of
1,000 shares       10/26/99          $    3,875          options by DS      Rule 506
                                                         Ventures, Inc.

Common stock/                                           Exercise of options
8,000 shares       11/10/99          $   44,000          by Bruckal Properties
                                                         USA                Section 4(2)


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K:

Form 8-K, dated October 12, 1999, reporting in Item 5 that we may repurchase up to 200,000 of our Common shares from time to time. Form 8-K, dated November 4, 1999, reporting in Item 8 the change of our fiscal year from December 31 to September 30. Form 8-K, dated November 16, 1999, reporting in Item 2 and Item 5 our purchase of the assets of ASI-DIA, Inc. for a total of $4.875 million in cash. Form 8-K, dated December 17, 1999, reporting in Item 5 our fiscal 1999 results.

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

Denver, Colorado
February 14, 2000