Form 10KSB/A
period 1999-12-31
QUIZNOS CORP
filed 2000-04-10
CIK 915803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

                      Documents incorporated by reference:
                                      None

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


The Quizno's Corporation (the "Company"), hereby amends Items 6 and 7 of its Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on December 30, 1999. This amendment is filed to include amounts that were inadvertently deleted or incorrectly formatted due to a software error. The amounts were included and correctly formatted in the actual financial statements and text on which the EDGAR filing was based. The errors only appeared in the EDGAR filing. The amounts that are now being included appear in the 1998 column of other income on page 18, in the 1997 column for other income on page F-3 and in the 1997 column for investing activities on page F-6. The amounts that are now currectly formatted appear in the revenue growth table on page 20.



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
                                          ============      ============

                                                       For the Year Ended
                                                          September 30,
                                                 ------------------------------
                                                    1999               1998
                                                 -----------        -----------
                                                          (Unaudited)
Other income (expenses):
   Research, development and new programs ..     $      --          $   (72,161)
   Sales by stores held for resale .........         997,583            859,745
   Loss and expenses related to stores held
    for sale ...............................      (1,260,529)        (1,072,979)
   Loss on sale or closure of Company stores        (127,809)          (120,928)
   Sale of Japan master franchise ..........       1,168,801               --
   Provision for bad debts .................        (354,827)          (115,141)
   Other expenses ..........................         (68,245)           (16,261)
   Depreciation and amortization ...........      (1,280,836)          (564,766)
   Privatization costs .....................        (265,472)              --
   Interest expense ........................        (321,718)          (330,779)
                                                 -----------        -----------
           Total other expenses                   (1,513,052)        (1,433,270)
                                                 -----------        -----------

Net income before income taxes .............       2,163,511            742,447
Income tax provision .......................        (353,135)              --
                                                 -----------        -----------

Net income (loss) ..........................       1,810,376            742,447
Preferred stock dividends ..................        (179,151)          (217,262)
                                                 -----------        -----------

Net income before cumulative effect of
 changed accounting principle ..............       1,631,225            525,185
Cumulative effect of changed accounting
  principle (net of taxes) .................      (2,769,592)              --
                                                 -----------        -----------

Net income (loss) applicable to common
 stockholders ..............................     $(1,138,367)       $   525,185
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


     The following table reflects our revenue growth by source and Restaurants for the past two years:

                                  For the year ended
                                      September 30,
                                  --------------------
                                    1999        1998
                                  -------      -------
Revenue (000's)
Continuing fees .............     $10,412      $ 5,120
Initial franchise fees ......       3,610        2,676
Area director fees ..........       2,132        2,357
Other .......................         864          832
                                  -------      -------

Franchise revenue ...........      17,018       10,985
Sales by Company owned stores       8,276        6,378
Sales by stores held for
 resale .....................         998          860
                                  -------      -------
Total revenue ...............     $26,292      $18,223
                                  =======      =======
Percent increase ............          44%
                                  =======

Restaurants open, beginning .         438          241
New Restaurants opened ......         258          167
Restaurants acquired ........         --            60
Restaurants sold ............         (31)          --
Restaurants closed ..........         (28)         (25)
Restaurants closed, scheduled
 to reopen...................          (4)          (5)
Restaurants reopened ........           1           --
                                  -------      -------
Restaurant open, end ........         634          438
                                  =======      =======

Franchises sold, domestic and
 international ..............         545          361
                                  =======      =======

Initial franchise fees
 collected (000's)...........      $6,986       $4,785
Systemwide sales (millions)..        $152          $89
Average unit volume (1)......    $369,000     $339,000
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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations




                                              For the Nine             For the Years Ended
                                              Months Ended                December 31,
                                              September 30,     --------------------------------
                                                  1999              1998               1997
                                              ------------      ------------        ------------
Franchise operations
   Revenue (Note 8)
       Continuing fees ..................     $  8,682,783      $  5,836,822        $  2,747,955
       Initial franchise fees ...........        2,722,959         2,883,650           2,269,001
       Area director and master
        franchise fees (Note 1) .........          776,523         3,022,276           2,139,080
       Other ............................          370,374           604,172             593,771
       Interest .........................          238,790           259,193             137,640
                                              ------------      ------------        ------------
           Total revenue ................       12,791,429        12,606,113           7,887,447
                                              ------------      ------------        ------------

   Expenses
       Sales and royalty commissions ....       (3,877,691)       (4,266,024)         (2,346,476)
       Advertising and promotion ........          (53,943)         (191,755)           (245,953)
       General and administrative .......       (6,509,444)       (6,201,857)         (4,611,978)
                                              ------------      ------------        ------------
           Total expenses ...............      (10,441,078)      (10,659,636)         (7,204,407)
                                              ------------      ------------        ------------

Income from franchise operations ........        2,350,351         1,946,477             683,040
                                              ------------      ------------        ------------

Company store operations
   Sales ................................        6,420,563         6,848,737           4,070,666
                                              ------------      ------------        ------------
   Cost of sales ........................       (1,969,433)       (2,042,092)         (1,309,624)
   Cost of labor ........................       (1,747,029)       (1,683,225)         (1,037,101)
   Other store expenses .................       (2,169,465)       (2,562,540)         (1,432,290)
                                              ------------      ------------        ------------
           Total expenses ...............       (5,885,927)       (6,287,857)         (3,779,015)
                                              ------------      ------------        ------------

Income from Company stores operations ...          534,636           560,880             291,651

Other income (expenses)
   Research, development and new programs             --                --               (72,161)
   Sales by stores held for resale ......          566,841         1,281,904             149,549
   Loss and expenses related to stores
    held for sale .......................         (777,594)       (1,541,957)           (210,222)
   Loss on sale or closure of Company
    stores ..............................          (80,304)          (47,505)           (120,928)
   Sale of Japan master franchise .......        1,168,801              --                  --
   Provision for bad debts ..............         (220,536)         (285,308)            (49,540)
   Other expenses .......................          (26,287)          (47,838)            (64,544)
   Depreciation and amortization ........         (921,300)         (781,977)           (406,444)
   Privatization costs ..................         (265,472)             --                  --
   Interest expense .....................         (240,827)         (340,614)           (290,019)
                                              ------------      ------------        ------------

           Total other expenses .........     $   (796,678)     $ (1,763,295)       $ (1,064,309)
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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                  For the Nine         For the Years Ended
                                                  Months Ended             December 31,
                                                  September 30,    ----------------------------
                                                      1999             1998            1997
                                                  -----------      -----------      -----------
Cash flows from operating activities
   Net income (loss) ........................     $(1,402,971)     $ 1,112,615      $   (89,618)
                                                  -----------      -----------      -----------
   Adjustments to reconcile net income
    (loss) to net cash provided by operating
    activities -
     Depreciation and amortization ..........         844,220          757,911          406,444
     Cumulative effect of a change in
      accounting principle ..................       4,388,208             --               --
      Provision for losses on accounts and
       notes receivable .....................         220,536          285,308          (12,846)
      Loss on disposal of Company stores ....          80,304           78,004          120,928
      Issuance of stock for services ........            --               --             16,349
      Inherent value of options granted .....            --               --             33,950
      Deferred income taxes .................      (2,819,863)        (641,068)            --
      Amortization of deferred financing
       costs ................................          77,080           24,066           54,072
      Issuance of notes receivable for
       master franchise and area director
       marketing agreements .................        (487,279)      (1,599,977)        (354,412)
      Other .................................          17,972             --               --
      Changes in assets and liabilities -
         Accounts receivable ................        (398,076)        (369,279)        (168,661)
         Other assets .......................         (77,735)         109,802         (192,997)
         Accounts payable ...................         (99,330)         251,711           12,346
         Accrued liabilities ................          12,152           42,476          319,120
         Deferred franchise costs ...........        (659,547)        (287,610)           6,085
         Deferred initial franchise fees and
          other fees ........................       4,672,693        2,633,284          573,191
         Accrued income taxes ...............         651,469          200,000             --
                                                  -----------      -----------      -----------
                                                    6,422,804        1,484,628          813,569
                                                  -----------      -----------      -----------
             Net cash provided by operating
              activities ....................       5,019,833        2,597,243          723,951
                                                  -----------      -----------      -----------

Cash flows from investing activities
   Cash paid for acquisition of Company store        (286,355)            --           (623,800)
   Purchase of property and equipment .......      (1,477,962)      (1,780,767)        (764,184)
   Proceeds from notes receivable ...........       1,221,099          889,671          553,007
   Investment in turnkey stores .............          (7,558)        (281,620)        (593,675)
   Short-term investments ...................      (2,722,454)      (1,003,235)        (538,188)
   Issuance of other notes receivable .......         (37,390)        (773,307)        (455,099)
   Investment by minority interest owners ...            --            151,601             --
   Purchase of minority interest owners .....        (150,000)            --               --
   Intangible and deferred assets ...........        (736,458)        (601,862)        (294,853)
   Proceeds from sale of assets and stores ..            --            213,000          135,000
   Deposits .................................         (89,749)         (43,589)         (38,665)
   Area director marketing territory
    repurchases .............................        (863,984)            --               --
   Other investments ........................         (15,000)            --               --
                                                  -----------      -----------      -----------
             Net cash used by investing
              activities ....................      (5,165,811)      (3,230,108)      (2,620,457)
                                                  -----------      -----------      -----------

Cash flows from financing activities
   Line-of-credit ...........................            --               --           (220,239)
   Principal payments on long-term
    obligations .............................      (1,733,697)        (505,440)        (347,799)
   Proceeds from long-term obligations ......       2,338,168          877,642          155,615
   Redemption of Class B Preferred Stock ....        (500,000)            --               --
   Loan costs ...............................            --               --            (37,469)
   Proceeds from issuance of common stock
    and preferred stock .....................          90,307          622,524          910,807
   Offering costs ...........................            --               --            (36,454)
   Preferred dividends paid .................        (124,230)        (220,890)         (93,998)
                                                  -----------      -----------      -----------
             Net cash provided by financing
              activities ....................          70,548          773,836          330,463
                                                  -----------      -----------      -----------

Net (decrease) increase in cash and cash
 equivalents ................................         (75,430)         140,971       (1,566,043)

Cash and cash equivalents - beginning of year         702,258          561,287        2,127,330
                                                  -----------      -----------      -----------

Cash and cash equivalents - end of year .....     $   626,828      $   702,258      $   561,287
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


      Signature                Title                                   Date


/s/ Richard E. Schaden     President, Chief Executive      April 1, 2000
-----------------------    Officer and Director
Richard E. Schaden         (Principal Executive Officer)


/s/ Richard F. Schaden     Vice President,                 April 1, 2000
Richard F. Schaden         Secretary and Director


/s/ Mark L. Bromberg       Director                        April 1, 2000
Mark L. Bromberg

/s/ J. Eric Lawrence       Director                        April 1, 2000
J. Eric Lawrence


/s/ Frederick H. Schaden   Director                        April 1, 2000
Frederick H. Schaden

                           Director                        April 1, 2000
-------------------
Brad A. Griffin

/s/ John L. Gallivan       Chief Financial Officer         April 1, 2000
John L. Gallivan           and Treasurer (Principal
                           Financial and Accounting
                           Officer