Form 10QSB
period 2000-03-31
QUIZNOS CORP
filed 2000-05-15
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                 --------------
                                       OR

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

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                               Outstanding at
               Class                             May 8, 2000
 ------------------------------               ----------------
 Common Stock, $0.001 par value               2,986,721 shares

                            THE QUIZNO'S CORPORATION

                        Commission File Number: 000-23174

                          Quarter Ended March 31, 2000

                                   FORM 10-QSB

                         Part I - FINANCIAL INFORMATION

Part I - FINANCIAL INFORMATION

Consolidated Statements of Income...................................Page 1



Consolidated Balance Sheets.........................................Page 3



Consolidated Statements of Cash Flows...............................Page 5



Consolidated Statement of Stockholders' Equity......................Page 7



Notes to Consolidated Financial Statements..........................Page 8


Management's Discussion and Analysis or Plan of Operation.. ........Page 11



Part II - OTHER INFORMATION.........................................Page 24



Signature...........................................................Page 27

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended                Six Months Ended
                                                       March 31,                        March 31,
                                             ----------------------------     ---------------------------
                                               2000                1999           2000            1999
                                              -----------     -----------     -----------     -----------
FRANCHISE OPERATIONS:

Revenue
  Continuing fees .......................     $ 3,871,071     $ 2,505,498     $ 7,508,553     $ 4,235,129
  Initial franchise fees ................       1,459,677         768,754       2,922,107       1,655,837
  Area director and master franchise fees         150,926         472,146         631,722       1,827,505
  Other .................................         321,218          99,991         548,621         237,857
  Interest ..............................         135,399          65,107         266,092         181,925
                                              -----------     -----------     -----------     -----------
         Total revenue ..................       5,938,291       3,911,496      11,877,095       8,138,253
                                              -----------     -----------     -----------     -----------
Expenses
  Sales and royalty commissions .........       1,883,516       1,173,440       3,640,536       2,598,205
  General and administrative ............       3,132,854       1,962,666       5,654,369       4,056,636
                                              -----------     -----------     -----------     -----------
         Total expenses .................       5,016,370       3,136,106       9,294,905       6,654,841
                                              -----------     -----------     -----------     -----------
Net income from franchise operations ....         921,921         775,390       2,582,190       1,483,412
                                              -----------     -----------     -----------     -----------

COMPANY STORE OPERATIONS:

Sales ...................................       3,757,196       2,018,585       6,514,780       3,874,390
                                              -----------     -----------     -----------     -----------
Expenses

  Cost of sales .........................       1,071,426         609,084       1,886,647       1,150,737
  Cost of labor .........................         824,348         547,535       1,447,053       1,023,361
  Other store expenses ..................       1,485,290         678,402       2,583,921       1,433,174
                                              -----------     -----------     -----------     -----------
         Total expenses .................       3,381,064       1,835,021       5,917,621       3,607,272
                                              -----------     -----------     -----------     -----------
Net income from Company store operations          376,132         183,564         597,159         267,118
                                              -----------     -----------     -----------     -----------






                 See notes to consolidated financial statements.

                            (continued on next page)

                                   (Unaudited)
                                      - 1 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (continued)



                                                               Three Months Ended                  Six Months Ended
                                                                    March 31,                           March 31,
                                                          -------------------------------------------------------------
                                                             2000               1999             2000             1999
                                                          -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):

Sales by stores held for resale .....................     $      --        $   223,994      $   103,153      $   654,736
Expenses related to stores held for resale ..........         (68,511)        (317,421)        (200,896)        (800,356)
Loss on sale of Company stores ......................            --            (72,928)         (43,595)        (120,433)
Sale of Japan master franchise ......................            --            860,867             --            860,867
Provision for bad debts .............................         (45,614)        (153,214)        (213,485)        (287,505)
Depreciation and amortization .......................        (441,709)        (270,992)        (903,694)        (630,528)
Interest expense ....................................        (458,334)         (87,684)        (925,302)        (168,575)
Other expense .......................................         (37,657)           5,716          (98,216)         (36,242)
                                                          -----------      -----------      -----------      -----------
Total other expense .................................      (1,051,825)         188,338       (2,282,035)        (528,036)
                                                          -----------      -----------      -----------      -----------

Net income before income taxes ......................         246,228        1,147,292          897,314        1,222,494
(Provision) benefit for income taxes ................         (76,178)        (365,096)        (302,545)           3,457
                                                          -----------      -----------      -----------      -----------

Net income ..........................................         170,050          782,196          594,769        1,225,951
Preferred stock dividends ...........................         (40,341)         (45,660)         (79,626)        (100,581)
                                                          -----------      -----------      -----------      -----------

Net income before cumulative effect of a change in
 accounting principle ...............................         129,709          736,536          515,143        1,125,370
Cumulative effect of a change in accounting
 principle (net of taxes) (Note 15) .................            --            (84,090)            --            (84,090)
                                                          -----------      -----------      -----------      -----------
Net income applicable to common shareholders ........     $   129,709      $   652,446      $   515,143      $ 1,041,280
                                                          ===========      ===========      ===========      ===========

Net income per share-basic

Net income before cumulative effect of a change in
 accounting principle ...............................     $      0.04      $      0.24      $      0.17      $      0.37
Cumulative effect of a change in accounting
 principle ..........................................           --               (0.03)            --              (0.03)
                                                          -----------      -----------      -----------      -----------
Basic net income per share of common stock ..........     $      0.04      $      0.21      $      0.17      $      0.34
                                                          ===========      ===========      ===========      ===========

Net income per share-diluted

Net income before cumulative effect of a change in
 accounting principle ...............................     $      0.03      $      0.19      $      0.14      $      0.30
Cumulative effect of a change in accounting principle            --              (0.02)            --              (0.02)
                                                          -----------      -----------      -----------      -----------
Diluted net income per share of common stock ........     $      0.03      $      0.17      $      0.14      $      0.28
                                                          ===========      ===========      ===========      ===========

Weighted average common shares outstanding
 Basic ..............................................       2,991,388        3,054,535        2,990,259        3,056,437
                                                          ===========      ===========      ===========      ===========
 Diluted ............................................       3,822,721        3,756,414        3,782,622        3,760,775
                                                          ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements.

                                   (Unaudited)
                                      - 2 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    March 31,      September 30,
                                                      2000               1999
                                                    -----------     -----------

CURRENT ASSETS:
   Cash and cash equivalents ..................     $   368,568     $   626,828
   Short term investments .....................       6,854,532       4,263,877
   Accounts  receivable,  net of allowance
    for doubtful accounts of $155,471
    at March 31, 2000 and $43,793 at
    September 30, 1999 ........................       1,911,348       1,047,438
   Current portion of notes receivable ........         538,128         519,994
   Deferred tax asset .........................         128,718         128,718
   Other current assets .......................         456,343         373,578
   Assets held for resale and investment
    in area directorships .....................            --         1,082,310
                                                    -----------     -----------
   Total current assets .......................      10,257,637       8,042,743
                                                    -----------     -----------

    Property and equipment at cost,
     net of accumulated depreciation
     and amortization  of $1,798,696 at
     March 31, 2000 and $1,230,461 at
     September 30, 1999 (Notes 7 and 10) ......      11,126,132       4,804,051
                                                    -----------     -----------

OTHER ASSETS:
 Intangible  assets,  net of accumulated
  amortization  of $909,375 at March 31,
  2000 and $712,759 at September 30, 1999
  (Note 10) ...................................       5,192,155       1,662,265
 Investment in area directorships, net of
  accumulated amortization of $73,225
  at March 31, 2000 ...........................       1,607,876            --
 Deferred assets ..............................       2,418,516       1,726,984
 Deferred tax asset ...........................       3,532,298       3,507,213
 Deposits and other assets ....................         213,983         361,189
 Notes receivable,  net of allowance for
  doubtful accounts of $40,000 at March 31,
  2000 and $41,742 at September 30, 1999 ......       1,522,942       1,670,329
                                                    -----------     -----------
Total other assets ............................      14,487,770       8,927,980
                                                    -----------     -----------

Total assets ..................................     $35,871,539     $21,774,774
                                                    ===========     ===========



                 See notes to consolidated financial statements.
                                   (Unaudited)
                                      - 3 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       March 31,       September 30,
                                                         2000              1999
                                                     ------------     ------------

CURRENT LIABILITIES:
   Accounts payable ...........................     $  1,559,087      $  1,219,157
   Accrued liabilities ........................        1,003,512           544,476
   Current portion of subordinated debt .......             --             218,546
   Current portion of long term obligations ...        1,210,325           337,642
   Income taxes payable .......................             --             851,469
                                                     ------------     ------------
Total current liabilities .....................        3,772,924         3,171,290

Line of credit (Note 8) .......................             --                --
Long term obligations (Note 9) ................       15,779,261         1,268,504
Subordinated debt .............................             --           1,498,791
Deferred revenue (Note 4) .....................       14,192,004        13,722,331
                                                     -----------      ------------
Total liabilities .............................       33,744,189        19,660,916
                                                     -----------      ------------

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 1,000,000
  shares authorized:
  Class A issued and outstanding 146,000
   at March 31, 2000 and September 30,
   1999 ($876,000 liquidation preference) .....              146               146
  Class C issued and outstanding 167,000
   at March 31, 2000 and September 30,
   1999 ($835,000 liquidation preference) .....              167               167
  Class D issued and outstanding 4,000 at
   March 31, 2000 ($12,000 liquidation
   preference) (Note 12) ......................                4              --
  Class E issued and outstanding 58,007
   at March 31, 2000 ($500,020 liquidation
   preference) (Note 14) ......................               58              --
  Common stock, $.001 par value;9,000,000
   shares authorized; issued and
   outstanding 2,984,636 at March 31,
   2000 and 3,074,177 at September 30,
   1999(Note 13) ..............................            2,985             3,074
Capital in excess of par value ................        3,904,699         4,485,949
Accumulated deficit ...........................       (1,780,709)        (2,375,478)
                                                     ------------      ------------
Total stockholders' equity ....................        2,127,350         2,113,858
                                                     ------------      ------------

Total liabilities and stockholders' equity ....      $35,871,539       $21,774,774
                                                     ===========       ===========


                 See notes to consolidated financial statements.

                                   (Unaudited)
                                      - 4 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Six Months Ended
                                                                   March 31,
                                                        ------------------------------
                                                            2000              1999
                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................     $    594,769      $  1,141,861
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Cumulative effect of a change
     in accounting principle ......................             --             125,507
    Depreciation and amortization .................          903,694           630,528
    Provision for bad debts .......................          213,485           287,505
    Deferred income taxes .........................          (25,085)         (594,660)
    Promissory notes accepted for area
     director fees ................................         (221,357)         (798,793)
    Loss on disposal of Company store .............           43,595           120,433
    Area director marketing agreement
     fees recognized ..............................          (48,890)             --
     Changes in assets and liabilities:
      Accounts receivable .........................         (868,043)         (667,219)
      Other current assets ........................          (56,828)          119,546
      Accounts payable ............................          339,930           469,562
      Accrued liabilities .........................          459,036           581,625
      Income taxes payable ........................         (851,469)          321,354
      Deferred franchise costs ....................          (89,550)         (127,761)
      Deferred initial franchise fees
       and other fees .............................          523,995         2,017,176
                                                        ------------      ------------
       Net cash provided by operations ............          917,282         3,626,664
                                                        ------------      ------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ...........       (4,894,545)       (1,119,439)
     Issuance of other notes receivable ...........          (89,000)         (325,188)
     Short term investments .......................       (2,590,655)         (457,985)
     Proceeds from the sale of assets
      and stores ..................................          137,361           213,000
     Acquisition of Company owned stores ..........       (5,767,393)             --
     Principal payments received on notes
      receivable ..................................          345,158           704,402
     Investment by minority interest owners .......             --             143,503
     Intangible and deferred assets and deposits ..          105,959          (596,500)
     Investments in area director territories .....         (685,916)         (352,571)
                                                        ------------      ------------
      Net cash (used in) investing activities .....      (13,439,031)       (1,790,778)
                                                        ------------      ------------


                 See notes to consolidated financial statements.

                            (continued on next page)

                                   (Unaudited)
                                      - 5 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)



                                                         Six Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        2000             1999
                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock .........         143,778           66,477
   Proceeds from sale of Class D and Class E
    Preferred Stock ...........................         293,583             --
   Principal payments on long term obligations       (3,513,897)      (1,609,631)
   Proceeds from issuance of notes payable ....      17,180,000        2,242,187
   Financing costs ............................        (646,317)          (1,309)
   Common stock repurchased ...................      (1,114,032)            --
   Dividends paid .............................         (79,626)        (100,882)
   Redemption of Class B Preferred Stock ......            --           (500,000)
                                                    -----------      -----------
      Net cash provided by financing activities      12,263,489           96,842
                                                    -----------      -----------
Net (decrease) increase in cash ...............        (258,260)       1,932,728

Cash, beginning of period .....................         626,828        1,058,109
                                                    -----------      -----------



Cash, end of period ...........................    $    368,568      $  2,990,837
                                                   ============      ============

SUPPLEMENTAL DISCLOSURES OF

CASH FLOW INFORMATION:
   Cash paid during the period for interest ...    $    747,329      $    162,716
                                                   ============      ============
   Cash paid during the period for income
    taxes .....................................    $  1,528,450      $    274,840
                                                   ============      ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 1999, we reduced notes payable, pursuant to the terms of a purchase agreement, in the amount of $116,118. A corresponding reduction in intangibles was also recorded. Also, during the period, we sold the franchising rights and obligations for all but 14 of our Bain's Deli's franchise agreements to Bain's Deli Corporation for $850,000, $800,000 of which was in the form of a promissory note. Finally, we acquired assets under capital leases totaling $150,082.

During the six months ended March 31, 2000, we accepted a promissory note in the amount of $19,446 for equipment previously held for resale. A note receivable in the amount of $79,566 was capitalized in exchange for an Area Director territory repurchased during the quarter. At March 31, 2000, we had signed Class E Preferred Stock Subscription Agreements for $500,020, of which $175,020 was included in accounts receivable and subsequently collected in April 2000. Also, a Company store held for resale was closed and the net assets of $35,633 were written-off.

                 See notes to consolidated financial statements.

                                   (Unaudited)
                                      - 6 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                  Convertible
                                                Preferred Stock              Common Stock            Additional
                                         ---------------------------    -------------------------     Paid-in      Accumulated
                                            Shares          Amount        Shares         Amount       Capital        Deficit
                                         -----------    ------------    ----------    -----------   ------------   -----------

 Balances at January 1, 1999 ..........     413,000      $      413      3,054,459    $     3,054    $ 5,065,247    $  (972,507)

 Issuance of common stock for
  exercise of options and
  pursuant to the employee
  benefit plan ........................        --               --          28,809            29          75,438             --

 Tax benefit from exercise of
  options .............................        --               --             --             --          14,840             --

 Shares cancelled .....................        --               --          (9,091)           (9)        (45,446)            --

 Redemption of Series B Preferred
  Stock ...............................   (100,000)           (100)          --             --          (499,900)           --

 Preferred stock dividends ............        --               --             --             --         (124,230)           --

 Net (loss) ...........................        --               --             --             --              --        (1,402,971)
                                        -----------      -----------    -----------    -----------     -----------     -----------

 Balances at September 30, 1999 .......     313,000              313      3,074,177          3,074       4,485,949      (2,375,478)

  Issuance of common stock for exercise
   of options and pursuant to the
   employee benefit plan ..............        --               --           38,459             39         143,739            --

 Common Stock repurchased (Note 13) ...        --               --         (128,000)          (128)     (1,113,904)           --

 Issuance of Series D Convertible
  Preferred Stock (Note 12) ...........       4,000                4           --             --            11,396            --

 Issuance of Series E Convertible
  Preferred Stock (Note 14) ...........      58,007               58           --             --           457,145            --

 Preferred stock dividends ............        --               --             --             --           (79,626)            --

 Net income ...........................        --               --             --             --              --           594,769
                                        -----------      -----------    -----------    -----------     -----------     -----------

 Balances at March 31, 2000 ...........     375,007      $       375      2,984,636    $     2,985     $ 3,904,699     $(1,780,709)
                                        ===========      ===========    ===========    ===========     ===========     ===========

                 See notes to consolidated financial statements.

                                   (Unaudited)
                                      - 7 -

                 THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three and six month periods ended March 31, 2000 and March 31, 1999, (b) the consolidated financial position at March 31, 2000 and September 30, 1999, (c) the consolidated statements of cash flows for the six month periods ended March 31, 2000 and March 31, 1999, and (d) the consolidated changes in stockholders' equity for the nine month and six month periods ended September 30, 1999 and March 31, 2000, respectively, have been made.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the nine months ended September 30, 1999, included in our Annual Report on Form 10-KSB to the Securities and Exchange Commission filed on December 30, 1999.

3. In October 1999, we changed our fiscal year from December 31 to September 30. All references in the financial statements to the period ended March 31 relate to the three and six months ended March 31, 2000. The results for the three-month and six-month periods ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year of 2000.

4. Effective January 1, 1999, we changed our accounting policy related to the recognition of area director marketing agreement fees to one that recognizes such fees as revenue on a straight-line basis over the term of the agreement, which is ten years. Direct expenses attributable to the fees are classified as a prepaid and recognized as an expense over the same ten year term. The effect of the change in fiscal 1999 resulted in the deferral of $4,262,701 of net revenue previously recognized in prior years. Fiscal 2000 income included $258,072 ($129,036 for the second quarter ended March 31, 2000) of amortized deferred net revenue related to area director marketing agreement fees previously recognized prior to fiscal 1999.

5. We are obligated to pay an opening commission to the area director who sold the franchise at the time the franchise opens for business. These commissions are expensed at the time the related franchise opens for business and are not accrued as a liability of ours until that time. At March 31, 2000, there were 516 domestic franchises sold but not yet open with related opening commissions totaling $1,959,900 ($1,585,773 at September 30, 1999).

6. Other than the items discussed in our annual report on Form 10-KSB for the year ended September 30, 1999, there are no other pending material legal proceedings to which we are a party or to which our property is subject. In addition, from time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. We do not believe that any of the foregoing litigation will have a material adverse effect on us.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

6. (continued) In 1999, we commenced a program called Owner in Training under which it provides financial assistance to store managers interested in owning their own franchise. We provide financial guarantees to such persons for start-up capital loans. In 1999, we guaranteed two such loans totaling $320,000.

7. On October 11, 1999, our Board of Directors approved the purchase of a corporate jet allowing for more efficient travel by management between areas of franchise operations. For tax purposes, the airplane qualifies for accelerated depreciation, resulting in the deferral of income tax payments. The $3,350,000 purchase was completed on October 13, 1999.

8. On December 22, 1999, we closed on a line of credit loan and was loaned $3,350,000 by Merrill Lynch Business Financial Services, Inc. The loan bears interest at the 30 day Dealer Commercial Paper Rate plus 2.5% (equal to 8.13% at December 31, 1999). The maximum amount of the line of credit loan is $3,350,000, which maximum is reduced monthly based on a seven-year amortization. The line of credit loan is secured by a first security interest in our jet aircraft. In December 1999, $3,350,000 was drawn on the line of credit and in January 2000, the line of credit loan was paid down to zero.

9. On October 5, 1999, we closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.9% (10.1% through January 31, 2000), and is repayable in monthly installments of $199,201 for nine years and five months. The loan is secured by the assets of our owned stores and other assets of ours existing at September 30, 1999. The loan is part of a securitized pool and includes a provision which could require us to pay up to another $1,555,555 depending on the amount of defaults, if any, in the loan pool. The proceeds of the loan were used to pay-off existing debt of $3,320,956, pay costs and fees associated with the loan of $560,000, and prepay interest and one payment of $304,624. The balance of $9,814,420 is available to use, with certain restrictions, for general corporate purposes other than working capital, dividends, or to repurchase the majority shareholder's stock.

        Certain notes payable held by us at September 30, 1999 were repaid with the AMRESCO note proceeds.

10. On November 16, 1999, we, through our subsidiary QUIZ-DIA, Inc., purchased the assets of ASI-DIA, Inc. ("ASI") for a total of $4.875 million in cash. Assets purchased include two Quizno's restaurants and three bars, including the WWW.COWBOY bar, and various other assets located on Concourses A and B at Denver International Airport. We intend to continue operating the restaurants as Quizno's Classic Subs and the bars as operated by ASI.

                                   (Unaudited)
                                      - 9 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



10. (continued) The purchase was accounted for under the purchase method. The purchase price was allocated to the assets purchased based on the fair market values at the date of acquisition as follows:


Restaurant and bar equipment                                  $  875,000
Furniture and fixtures                                           370,000
Leasehold improvements                                           265,000
Concession agreements                                          3,365,000
                                                              ----------

                                                              $4,875,000
                                                              ==========


On January 26, 2000, we closed on a loan in the amount of $3,180,000 from GE Capital Business Asset Funding. The loan bears interest at 9.53% and is payable in equal monthly installment of $52,023 for 5 years. The loan is secured by a first security interest in the assets of QUIZ-DIA, Inc.

11. In January 2000, we purchased, for cash, the assets of four Quizno's Restaurants from two franchisees for a total purchase price of $741,000. The purchases were accounted for under the purchase method. The purchase price was allocated to the assets purchased based on the fair market values at the date of acquisition.

12. Each share of Class D Preferred Stock is convertible into twenty-five shares of our common stock, at any time after (i) our earnings before income tax, depreciation and amortization for a fiscal year (excluding such earnings derived from extraordinary asset acquisitions after June 1, 1999, and nonrecurring or unusual transactions, as determined by our Chief Executive Officer) equal or exceed $12,000,000, and (ii) our Chief Executive Officer has approved such conversion. The Class D Preferred Stock is not convertible before March 31, 2001.

13. On October 1, 1999, our Board of Directors authorized the purchase of up to 200,000 shares of our common stock. Subject to applicable security laws, repurchases may be made at such times, and in such amounts, as we deem appropriate. As of March 31, 2000, we had repurchased 128,000 shares at an average price of $8.70.

14. There are currently 150,000 authorized shares of Class E Cumulative Convertible Preferred Stock ("Class E Preferred Stock"). Each share of Class E Preferred Stock is convertible into one share of our common stock, at any time. Shares of the Class E Preferred Stock may be redeemed by us at any time on or after April 1, 2003, at a redemption price of $8.62 per share. Until redeemed or converted to common stock, each Class E Preferred stockholder will receive a cumulative monthly dividend of $0.0862 per share. The Class E Preferred Stock is junior in liquidation preference to our Class A Preferred Stock and our Class C Preferred Stock, but senior to our Class D Preferred Stock and common stock.


15. During April 1998, Statement of Position 98-5, "Reporting in the Costs of Start-Up Activities" was issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was required to be adopted by the first quarter of calendar 1999. Upon adoption, we were required to write-off $125,507 ($84,090 net of applicable taxes) in preopening related costs that were deferred on the balance sheet as of December 31, 1998. This write-off was reported as a cumulative effect of a change in accounting principle.

16. In February 2000, we entered into a $75,000 promissory note with an officer of the The Quizno's Corporation. The note accrues interest at an annual rate of 9.25% and accrued interest and principal is due March 1, 2001.

                                   (Unaudited)
                                     - 10 -

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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Overview

In November 1999, we announced that we had changed our fiscal year end from December 31 to September 30. The financial statements included with this 10-QSB filing reflect our balance sheet as of March 31, 2000 and September 30, 1999, the consolidated statements of operations for the three and six months ended March 31, 2000 and 1999, the consolidated changes in stockholders' equity for the nine and six months ended September 30, 1999 and March 31, 2000, respectively, and the consolidated statements of cash flows for the six months ended March 31, 2000 and 1999. All references to 2000 and 1999 refer to fiscal year 2000 and fiscal year 1999, respectively.

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

We earned a profit before preferred dividends in the second quarter of fiscal 2000 of $170,050, composed of income from franchise operations of $921,921, income from Company owned store operations of $376,132, and less other income and expense and taxes totaling $(1,128,003). In the comparable quarter of fiscal 1999, we earned a profit before preferred dividends and a cumulative effect of a change in accounting principle of $782,196, composed of income from franchise operations of $775,390, income from Company owned store operations of $183,564, and less other income and expense and taxes totaling $(176,758).

For the six months ended March 31, 2000, we earned a profit of $594,769, composed of income from franchise operations of $2,582,190, income from Company owned store operations of $597,159, and less other income and expense and taxes totaling $(2,584,580). In the comparable period of fiscal 1999, we earned a profit before preferred dividends and a cumulative effect of a change in accounting principle of $1,225,951, composed of income from franchise operations of $1,483,412, income from Company owned store operations of $267,118, and less other income and expense and taxes totaling $(524,579).

The following tables reflects our revenue growth by source and number of restaurants for the second quarter and first six months of fiscal 2000 compared to the comparable periods in fiscal 1999:

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)


($ in thousands)                    Three Months Ended March 31,        Six Months Ended March 31,
                                   ------------------------------       --------------------------
                                    2000       1999     %Change     2000      1999       %Change
                                   ------     ------     ------    ------    ------       ------
Continuing fees ...............   $ 3,871   $ 2,505        55%    $ 7,508   $ 4,235        77%

Initial franchise fees ........     1,460       769        90%      2,922     1,656        76%

Area director and master
franchise fees ................       151       472      (68)%        632     1,827      (65)%

Other .........................       321       100       221%        549       238       131%

Interest ......................       135        65       108%        266       182        46%
                                  -------   -------   -------     -------   -------   -------

Total franchise revenue .......     5,938     3,911        52%     11,877     8,138        46%
Sales by Company owned stores .     3,757     2,019        86%      6,515     3,874        68%

Sales by Stores held for resale      --         224     (100)%        103       655      (84)%
                                  -------   -------    ------     -------   -------   -------


Total Revenue .................   $ 9,695   $ 6,154        58%    $18,495   $12,667        46%
                                  =======   =======   =======     =======   =======   =======

Earnings before interest expense,
 income taxes, depreciation and
 amortization, preferred stock
 dividends and cumulative effect
 of a change in accounting
  principle (EBITDA) ............. $ 1,146   $ 1,506      (24)%    $ 2,776   $ 2,022        35%
                                   =======   =======    ======     =======   =======   =======



                                  Three Months Ended March 31,     Six Months Ended March 31,
                                  ----------------------------     --------------------------
                                    2000             1999             2000             1999
                                   ------           ------           ------           ------
Restaurants open, beginning           721              494              634             438
New restaurants opened                 88               52              188             113
Restaurants reopened                    1                -                1               -
Restaurants closed, to reopen          (2)              (2)              (3)             (2)
Restaurants closed, Quizno's (3)      (14)              (5)             (26)            (10)
Restaurants closed, Bains              (2)               -               (2)              -
Restaurants sold, Bains                 -              (30)               -             (30)
                                   ------           ------           ------          ------

Restaurants open, end                 792              509              792             509
                                   ======           ======           ======          ======

Franchises sold, domestic              87              135              184             242
Franchises sold, international         16               13               37              88
                                   ------           ------           ------          ------
Total                                 103              148              221             330
                                   ======           ======           ======          ======

Initial franchise fees collected  $1.8 million    $2.3 million     $3.3 million   $3.8 million
Systemwide sales, domestic       $63.9 million   $36.5 million   $117.0 million  $67.1 million

Avg. unit volume for 1999,
domestic (1)                       $365,000           -                 -               -
Same store sales, domestic (2)      Up 7.8%        Up 7.6%           Up 6.2%         Up 7.4%

1) Average unit volume is for the twelve months ended December 31, 1999. Average unit volume excludes restaurants located in convenience stores and gas stations and includes only restaurants open at least one year under the same ownership that are currently not in default.

2) Same store sales are based on 360 stores open since the beginning of October 1998. Stores that transferred ownership during this period or are in substantial default of the franchise agreement are excluded. Because we are and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as units are included from more start up markets. Excludes non-traditional units located in convenience stores and gas stations.

3) Ten of the fourteen Quizno's closed in the last quarter were non-traditional locations. For the six months ended March 31, 2000, 17 of the 26 Quizno's closed were non-traditional locations. Non-traditional locations are convenience and gas units, hospitals, colleges, food courts, etc. We have changed our site criteria to approve such locations only when the demographics and unit economics for any such proposed unit are well above average.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Results of Operations

Comparison of the first half of fiscal 2000 with the first half of fiscal 1999 and the second quarter of fiscal 2000 with the second quarter of fiscal 1999

Franchise revenue increased 52% in the second quarter of fiscal 2000 to $5,938,291 from $3,911,496 in the same quarter last fiscal year. For the first half of fiscal 2000, franchise revenue increased 46% to $11,877,095 from $8,138,253 last year. Total revenue increased 58% in the second quarter of fiscal 2000 to $9,695,487 from $6,154,075 in the same quarter last fiscal year. For the first half of fiscal 2000, total revenue increased 46% to $18,495,028 from $12,667,379 last year.

Continuing fees increased 55% in the second quarter of fiscal 2000 to $3,871,071 from $2,505,498 in the second quarter of fiscal 1999. For the first half of fiscal 2000, continuing fees increased 77% to $7,508,553 from $4,235,129 in fiscal 1999. Continuing fees are comprised of royalties and licensing fees.

Royalty fees are a percentage of each franchisee's sales paid to us and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase. At March 31, 2000 there were 761 franchises open, as compared to 485 at March 31, 1999. The royalty was 5% for agreements entered into prior to February 11, 1995, 6% for agreements entered into from February 11, 1995 to March 31, 1998, and 7% for all franchise agreements entered into after March 31, 1998. The royalty for Quizno's Express units is 8%. The royalty paid to us by master franchisees on international units is approximately 2.1%. We have no immediate plans to increase the royalty rate.

Royalty fees were $3,400,145 for the second quarter of fiscal 2000 compared to $1,855,920 for the same period last year, an increase of 83%. For the first half of fiscal 2000, royalty fees were $6,294,033 compared to $3,448,004 for the same period last fiscal year, an increase of 83%.

Licensing fees are fees generated through the licensing of the Quizno's trademark for use by others, which includes fees received from product companies to sell proprietary products to our restaurant system. Licensing fees are expected to increase as systemwide sales and the awareness and value of the Quizno's brand increases. Licensing fees were $470,926 in the second quarter of fiscal 2000 and $649,578 in the comparable fiscal 1999 quarter. For the first half of fiscal 2000, licensing fees were $1,214,520 and $787,125 in the comparable fisca1 1999 period. Included in the fiscal 2000 first quarter and fiscal 1999 second quarter were $200,000 of non-recurring licensing fees from Coca Cola Company related to a licensing agreement signed in April 1999.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Initial franchise fees increased 90% in the second quarter of fiscal 2000 to $1,459,677 from $768,754 in the same quarter last fiscal year. For the first half of fiscal 2000, initial franchise fees increased 76% to $2,922,107 from $1,655,837 in the same period last fiscal year. Initial franchise fees are one-time fees paid by franchisees at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of our obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. Our share of initial franchise fees sold by foreign master franchises is recognized when received. In the first half of fiscal 2000, we opened 189 franchises, including 28 international restaurants, as compared to 113 franchises opened, including 16 international restaurants, in the same period last fiscal year. Our domestic initial franchise fee has been $20,000 since 1994. Franchisees may purchase a second franchise for $15,000 and third and subsequent franchise for $10,000. The initial franchise fee for a Quizno's Express franchise is $10,000 for the first, $7,500 for the second, and $5,000 for the third and additional franchises purchased by the same owner. Our share of initial franchise fees for international restaurants is generally 30% of the franchise fee and will vary depending on the country and the currency exchange rate.

Initial franchise fees collected by us are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at March 31, 2000 were $8,248,649 and represent 516 domestic franchises sold but not yet in operation, compared to $6,572,694 at March 31, 1999 representing 401 domestic franchises sold but not open. Direct costs related to the franchise sale, primarily sales commissions paid to area directors, are deferred on our books and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid with respect to initial franchise fees deferred at March 31, 2000 were $1,675,333.

Area director and master franchise fees decreased 68% in the second quarter of fiscal 2000 to $150,926 from $472,146 in the same quarter last fiscal year. For the first half of fiscal 2000, area director and master franchise fees decreased 65% to $631,722 from $1,827,505 in the same period last year. For analysis purposes, these amounts are not comparable. Effective January 1, 1999, we changed our accounting policy related to the recognition of revenue from domestic area director marketing agreement fees to one that recognizes these fees as revenue on a straight-line basis over the term of the agreement, which is ten years. This change reflected a decision made by the U.S. Securities and Exchange Commission in December 1999 relative to the recognition of area director fee revenue. Commissions paid to the area director upon the inception of the agreement are classified as a prepaid and recognized as an expense over the same ten year term. The effect of the change in the nine-month period ending September 30, 1999, was the deferral of $4,262,701 of net revenue previously recognized in prior years.

Deferred domestic area fees are one-time fees paid to us for the right to sell franchises on our behalf in a designated, non-exclusive area. Domestic area director fees recognized were $150,926 in the second quarter of fiscal 2000 and $281,077 in the comparable fiscal 1999 quarter. For the first half of fiscal 2000, domestic area director fees recognized were $321,722 and $1,041,436 in the comparable fiscal 1999 period.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

The fee for U.S. areas was $.05 per person from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each area director is required to pay a training fee of $10,000. In the first half of fiscal 2000, we sold 6 area directorships for $292,400 compared to 7 sold in the first half of fiscal 1999. At March 31, 2000, we had a total of 68 area directors who owned areas encompassing approximately 70% of the population of the United States.

International master franchise fees are one-time fees paid to us for the right to sell franchises in a designated, exclusive, international market. The master franchisee assumes all of our obligations and duties under the agreement. We recognize these fees when the agreement is signed. International master franchise fees were $0 in the second quarter of fiscal 2000 and $191,069 for the second quarter of fiscal 1999. For the first half of fiscal 2000, international master franchise fees recognized were $310,000 and $786,069 in the comparable fiscal 1999 period.

In the first quarter of fiscal 2000, we sold the master franchise rights to Switzerland for $300,000. A total of $20,000 of these fees was deferred until our training obligation is completed. We also recognized $30,000 of previously deferred international master franchise fees in the quarter as we substantially completed our training obligations under the agreements. The international master franchise fees in the first quarter of fiscal 1999 were for the sale of the United Kingdom for $510,000, of which $40,000 was deferred until completion of our training obligations, and $125,000 related to the sale of Japan. In the second quarter of fiscal 1999, we sold the master franchising rights to part of Australia for $191,069.

We offer domestic area director and master franchise applicants financing for the area fee. The amount financed is required to be paid to us in installments over five years at interest rates between 6% and 15%. The promissory notes are personally signed by the Area Director and, depending on the personal financial strength of the Area Director, secured by collateral unrelated to the area directorship. Of the seven domestic and international areas sold in the first half of fiscal 2000, two used this financing for $221,357, representing 37% of the total domestic area director fees and international master franchise fees received or financed in fiscal 2000. In the first half of fiscal 1999, seven used this financing for $1,037,865.

The area director and master franchise agreements set increasing minimum performance levels that require the area director or master franchisee to sell and open a specified number of franchised restaurants in each year during the term of the area agreement. Our experience with the program to date indicates that while some area directors and master franchisees will exceed their development schedules, others will fail to meet their schedules. In our planning, we have allowed for a certain percentage of area directors and master franchisees that will not meet their development schedule. Delays in the sale and opening of restaurants can occur for many reasons. The most common are delays in the selection or acquisition of an appropriate location for the restaurant, delays in negotiating the terms of the lease and delays in franchisee financing. We may terminate an area or master agreement if the area director or master franchisee fails to meet the development schedule, and we then have the right to resell the territory to a new area director or master franchisee or operate it our self.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Other revenue increased by 221% in the second quarter of fiscal 2000 to $321,218 from $99,991 in the second quarter of fiscal 1999. For the first half of fiscal 2000, other revenue increased by 131% to $548,621 from $237,857 in the comparable fiscal 1999 period. Other revenue is primarily amounts paid by equipment suppliers for design and construction, franchise transfer fees and bookkeeping fees charged franchisees for which we provided bookkeeping services. Amounts paid by equipment suppliers were $167,000 in the second quarter of fiscal 2000 compared to $58,554 in the second quarter of fiscal 1999. For the first half of fiscal 2000, amounts paid by equipment suppliers were $348,158 compared to $162,419 in the first half of fiscal 1999. This amount will vary based on new store openings.

Sales and royalty commissions expense increased to $1,883,516 in the second quarter of fiscal 2000 from $1,173,440 in the same quarter of fiscal 1999. For the first half of fiscal 2000, sales and royalty commissions expense increased to $3,640,536 from $2,598,205 in the first half of fiscal 1999. Sales and royalty commissions are amounts paid to our domestic area directors, commissions paid to other sales agents and employees, and costs related to sales promotions and incentives. Sales and royalty commission expense, as a percentage of royalty and initial franchise fees, declined in the second quarter of fiscal 2000 to 39% from 45% in the comparable quarter of fiscal 1999. For the first half of fiscal 2000, sales and royalty commission expense, as a percentage of royalty and initial franchise fees, declined to 40% from 51% in the first half of fiscal 1999. Both decreases were due to the repurchase and termination of certain area directorships now operated by us.

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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

General and administrative expenses increased 60% to $3,132,854 in the second quarter of fiscal 2000 from $1,962,666 in the comparable quarter last fiscal year. For the first half of fiscal 2000, general and administrative expenses increased 39% to $5,654,369 from $4,056,636 in the first half of fiscal 1999. As a percent of franchise revenue, general and administrative expenses have increased from 50% in the second quarter of fiscal 1999 to 53% in the second quarter of fiscal 2000. For the first half of fiscal 2000, general and administrative expenses as a percentage of revenue have decreased to 48% from 50% in the first half of fiscal 2000. General administrative expenses include all of our operating costs. The increase is primarily due to the addition of employees and systems to service the rapidly growing network of our franchisees and area directors. Although general and administrative expenses will likely continue to increase as we grow, we expect the rate of increase to continue to decline.

Company owned store operations earned $376,132 on sales of $3,757,196 in the second quarter of fiscal 2000 compared to $183,564 on sales of $2,018,585 in the comparable quarter last fiscal year. For the first half of fiscal 2000, Company owned stores earned $597,159 on sales of $6,514,780 compared to $267,118 on sales of $3,874,390 in the first half of fiscal 1999. During the first half of fiscal 2000 we operated stores for a total of 178 store operating months, compared to 142 store operating months in the first half of fiscal 1999. At March 31, 2000, we had 32 operating Company stores, including the Cowboy Bar at Denver International Airport (24 at March 31, 1999).

Stores held for resale lost $68,511 in the second quarter of fiscal 2000 compared to a loss of $93,427 on sales of $223,994 in the comparable quarter last fiscal year. For the first half of fiscal 2000, stores held for resale lost $97,743 on sales of $103,153 compared to a loss of $145,620 in the first half of fiscal 1999. In the first half of fiscal 2000, we operated two stores held for resale and in the comparable period of fiscal 1999 we operated six stores held for resale. At December 31, 1999, we had sold or closed all stores held for resale.

Loss on sale of Company stores was $43,595 in the first half of fiscal 2000 resulting from the December 1999 sale of one store held for resale. The fiscal 1999 loss was primarily related to the sale of a Company store held for resale and the January 1999 closure of one store held for resale.

Japan master franchise represents payments received in the second quarter of fiscal 1999 of $1,081,924 for the master franchise rights and $22,000 for our share of an area director marketing agreement in Japan. We incurred direct costs related to the revenue totaling $243,057, resulting in net revenue of $860,867. Although we plan to continue to enter into master franchise agreements internationally, we do not expect such transactions to be of the magnitude of the Japanese transaction.

Provision for bad debts were $45,614 in the second quarter of fiscal 2000 and $153,214 in the comparable quarter of last fiscal year. For the first half of fiscal 2000 the provision for bad debts was $213,485 and $287,505 in the first half of fiscal 1999. As of March 31, 2000, we had an allowance for doubtful accounts of $195,471 that we believe is adequate for future losses.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Depreciation and amortization was $441,709 in the second quarter of fiscal 2000 and $270,992 in the comparable quarter of last fiscal year. For the first half of fiscal 2000, depreciation and amortization was $903,694 and $630,528 in the first half of fiscal 1999. The increase is primarily due to the acquisition and development of new Company owned restaurants and the purchase of a corporate jet in the first half of fiscal 2000.

Interest expense was $458,334 in the second quarter of fiscal 2000 and $87,684 in the comparable quarter last fiscal year. For the first half of fiscal 2000, interest expense was $925,302 and $168,575 in the first half of fiscal 1999. The increase is primarily attributable to the increase in outstanding debt. On October 5, 1999, we closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.9% (10.1% through January 31, 2000). The proceeds of the loan were used to pay-off existing debt of $3,320,956, the majority of which accrued interest at rates of 10% to 12.75%. Also, on January 26, 2000, we closed on a loan in the amount of $3,180,000 from GE Capital Business Asset Funding. The loan bears interest at 9.53% and is payable in equal monthly installment of $52,023 for 5 years.

Other expense was $37,657 in the second quarter of fiscal 2000 compared to other income and $5,716 in the comparable quarter last fiscal year. For the first half fiscal 2000, other expense was $98,216 and $36,242 in the first half of fiscal 1999. The fiscal 2000 expense is primarily acquisition-related costs while the fiscal 1999 expense is attributable to subleasing losses related to one store previously owned by us and sold to a franchisee.

Income tax (provision) benefit was a provision of $76,178 in the second quarter of fiscal 2000 and a provision of $365,096 in the comparable quarter of fiscal 1999. For the first half of fiscal 2000, the income tax provision was $302,545 compared to an income tax benefit of $3,457 in the first half of fiscal 1999. Our taxable income has historically exceeded our book income primarily because initial franchise fees we receive are taxable income in the year received and are book income in the year the franchise opens. Consequently, we will not pay income taxes on this income when it is recognized for financial reporting purposes. In the first quarter of fiscal 1999, we used all of our tax net operating loss carryforwards and incurred a tax liability. Accordingly, we reduced the amount by which it had recorded an impairment of its deferred tax asset in prior years and recorded the tax benefit of prior years net operating losses.

Cumulative effect of a change in accounting principle was $84,090 (net of applicable taxes of $41,417) for the second quarter of fiscal 1999. During April 1998, Statement of Position 98-5, "Reporting in the Costs of Start-Up Activities" was issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was required to be adopted in the second quarter of fiscal 1999. Upon adoption, we were required to write-off $125,507 in preopening related costs that were deferred on the balance sheet as of December 31, 1998.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Net cash provided by operating activities was $917,282 in the first half of fiscal 2000 compared to cash provided by operating activities of $3,626,664 in the first half of fiscal 1999. The primary reasons for the decrease are an increase in income taxes paid of $1,253,610 and an increase in interest paid of $584,613 in fiscal 2000. The decrease also was due to a $1,493,181 decrease in deferred initial franchise fees and other fees, partially offset by an increase of $598,793 as a result of fewer notes receivable issued for area director fees.

Net cash used in investing activities was $13,439,031 in the first half of fiscal 2000 compared to cash used in investing activities of $1,790,778 in the first half of fiscal 1999. The primary reasons for the change were an increase in purchases of property and equipment of $3,775,106 (primarily the $3.35 million acquisition of a corporate jet in October 1999), the increase in short term investments of $2,132,670 and the $5,767,393 increase related to the acquisition of Company owned stores in fiscal 2000. In the first half of fiscal 2000, we reacquired eight area director territories.

Net cash provided by financing activities was $12,263,489 in the first half of fiscal 2000 compared to cash provided by financing activities of $96,842 in the first half of fiscal 1999. The primary reasons for the change were the $17.2 million of proceeds from new debt in fiscal 2000 compared to $2.2 million of proceeds in fiscal 1999, and the fiscal 1999 payment of $500,000 for the redemption of the Class B Preferred Stock. Partially offsetting these increases were fiscal 2000 increases in principal repayments of $1,904,266, common stock repurchases of $1,114,032 and financing costs of $645,008.

In the first quarter of 1998, we tested a program under which its Area Directors had the right to elect to have all future Franchisee leases in the Area Director's territory signed by The Quizno's Realty Company ("QRC"), a wholly owned subsidiary of ours. As a condition of the lease, the landlord agrees not to look beyond QRC for payments. These locations would then be subleased by QRC to the franchisee, whose personal liability is limited to one year. The franchisee pays QRC an indemnification fee of $165 per month, pays a one-time lease-processing fee to QRC of $2,200, and pays a security deposit to QRC equal to two months rent. Effective March 1, 1998, we transferred cash and other assets having a book value of approximately $500,000 to QRC in exchange for stock and a promissory note. As of March 31, 2000, 12 leases had been executed under this program and one other guaranteed lease. The franchisee has defaulted on the rents due on two of these locations, for which we do not have replacement franchisees. We expect to negotiate buyouts of these leases between the landlords, the franchisees and, possibly, us. Our share of any such buyout is expected to be immaterial. A third location has closed due to a fire and the lease has been cancelled and the location will not re-open.

On October 1, 1999, our Board of Directors authorized the purchase of up to 200,000 shares of our common stock. Subject to applicable security laws, repurchases may be made at such times, and in such amounts, as we deem appropriate. As of March 31, 2000, we had repurchased 128,000 shares at an average price of $8.70.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

On October 5, 1999, we closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.9% (10.1% through January 31, 2000), and is repayable in monthly installments of $199,201 for nine years and five months. The loan is secured by our assets of Company owned stores and other assets of ours existing at September 30, 1999. The loan is part of a securitized pool and includes a provision which could require us to pay up to another $1,555,555 depending on the amount of defaults, if any, in the loan pool. The proceeds of the loan were used to pay-off existing debt of $3,320,956, pay costs and fees associated with the loan of $560,000, and prepay interest and one payment of $304,624. The balance of $9,814,420 is available to use, with certain restrictions, for general corporate purposes other than working capital, dividends, or to repurchase the majority shareholder's stock.

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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

In March 2000, we accepted Subscription Agreements for the issuance of 58,007 shares of Class E Cumulative Convertible Preferred Stock ("Class E Preferred Stock"). As of March 31, 2000, we had received cash proceeds of $325,000 related to the Class E Preferred Stock and the remaining proceeds of $175,020 were received in April 2000. There are currently 150,000 authorized shares of Class E Preferred Stock. Each share of Class E Preferred Stock is convertible into one share of our common stock, at any time. Shares of the Class E Preferred Stock may be redeemed by us at any time on or after April 1, 2003, at a redemption price of $8.62 per share. Until redeemed or converted to common stock, each Class E Preferred stockholder will receive a cumulative monthly dividend of $0.0862 per share. The Class E Preferred Stock is junior in liquidation preference to our Class A Preferred Stock and our Class C Preferred Stock, but senior to our Class D Preferred Stock and common stock.

On May 5, 2000, we entered into a letter of intent to purchase certain area director marketing rights for $1,530,000. The purchase price is to be paid in cash of $1,147,500 at closing with the balance paid over five years at an interest rate of 12%.

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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        Commission File Number: 000-23174
                          Quarter Ended March 31, 2000

                                   Form 10-QSB

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Angela Wetzel v. Quizno's Subs, Ron Newman & Quiz-Subs, Inc. (Court of Common Pleas, Berkeley County, South Carolina, No. 00-CP-08-123) (the Wetzel Litigation). Ron Newman is a former area director, through Quiz-Subs. In 1999, Newman entered into negotiations with Wetzel (a Subway franchisee) to sell the area directorship for approximately $275,000. We tentatively approved the sale, which approval was subject to (among other conditions) Wetzel's transfer of her existing Subway units. Subsequently, Wetzel paid Newman $275,000 for the territory. Although Wetzel had not sold her Subway units and did not have written consent from us for the transaction, she now claims that our representative verbally approved the sale without the Subway sale condition. When we refused to acknowledge the sale, Wetzel brought this litigation in South Carolina state court, on January 20, 2000, against us, Quiz-Subs, and Newman. Wetzel seeks specific performance (i.e., an order transferring the territory rights to her) or, in the alternative, return of the $275,000 payment and consequential damages.

We have denied liability and cross-claimed against Newman and Quiz-Subs. We believe Wetzel could not have reasonably relied on any verbal statement by a representative to pay Newman for the territory. We also believe that the ultimate liability rests with Newman, who refused to return the payment after being notified that we would not approve the transfer. We do not, therefore, believe there is a probability of a material loss arising from this matter. Wetzel has requested a jury trial. No trial date has been set.

The Quizno's Corporation v. Quiz-Subs, Inc., Ron Newman, and Stephen Gainous (United States District Court for the District of Colorado, No. 00-213) (the Newman Litigation). We additionally terminated Quiz-Subs area director agreement and territory rights for failure to meet the development quota, and commenced this litigation in the United States District Court on February 1, 2000. The action seeks damages arising from Newman's and Quiz-Subs' failure to develop the territory as well as indemnification from any damages or expenses incurred by us as a result of the Wetzel Litigation. The defendants have not yet answered the complaint or filed counterclaims. If any counterclaims are filed, we will assess those claims and respond accordingly. We believe that any loss in this matter would be a covered claim under our Errors and Omissions Insurance Policy.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        Commission File Number: 000-23174
                          Quarter Ended March 31, 2000

                                   Form 10-QSB

                     PART II - OTHER INFORMATION (continued)

Item 1. Legal Proceedings (continued)

The Quizno's Corporation v. Quizno's of Tampa Bay, Inc.; The Quizno's Corporation v. Quizno's of Central Florida, Inc., Quizno's of Jacksonville, Inc., David M. Black and Barbara Jill Black (United States District Court for the District of Colorado, No. 00-253) (the Black Litigation). The Blacks, through their various entities, were area directors in Florida. In January 2000, we discovered that the Blacks had deposited checks for franchise fees (made payable to The Quizno's Corporation) into their business accounts. The Blacks then sent reduced amounts to Quizno's. For example, the Blacks would collect a check from a prospective franchisee for $35,000, as payment for two franchise agreements, would then deposit that check into the Blacks' account, and would then send a check from that account to us for $20,000 (and a single franchise agreement). The franchisee believed it had bought two franchise agreements, whereas we believed only one agreement had been purchased. Upon learning of the Blacks' action, we terminated the underlying area director agreements and commenced an arbitration against Quizno's of Tampa Bay, Inc., and a federal district court action against the other entities on January 4, 2000. Both actions allege claims for breach of the area director agreements as well as seek indemnification arising from the Blacks' actions. Both actions also name the Blacks individually.

The Blacks have not filed counterclaims, but have indicated in various filings that they intend to counterclaim for wrongful termination of the agreements. The parties have agreed to dismiss the arbitration and consolidate the cases in the district court action. We have entered into release agreements with certain franchisees who, essentially, overpaid the Blacks, and have reimbursed the overpaid amount to those franchisees. We are currently investigating whether we have claims against the Blacks' bank for accepting checks made out to us. We believe that we were justified in terminating the area director agreements and that we will not incur a material loss in this matter. We also believe that any loss in this matter would be a covered claim under our Errors and Omissions Insurance Policy.

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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        Commission File Number: 000-23174
                          Quarter Ended March 31, 2000

                                   Form 10-QSB

                     PART II - OTHER INFORMATION (continued)

Item 2.           Changes in Securities and Use of Proceeds

Sales of Unregistered Securities
      Securities                                 Amount of
         Sold                 Date             Consideration            Purchasers             Exemption
     ------------          ----------         ---------------      --------------------       -------------
1,507 shares of
common stock                2/17/2000             $11,115          Quizno's 401(k) Plan        Section 4(2)

58,007 shares of Class E
 Preferred Stock            March 2000          $500,020.34          Private Investors         Section 4(2)
                                                                                               and Rule 506

Item 6.Exhibits and Reports on Form 8-K
(a) Exhibits:

       Item No.                     Exhibit Description
      ---------                    ---------------------
         3.6 Articles of Amendment to the Articles of Incorporation of the Company authorizing 150,000 shares of Class E Cumulative Convertible Preferred Stock, filed with the Colorado Secretary of State on March 22, 2000


(b) Reports on Form 8-K:
    Form 8-K/A, dated January 28, 2000, reporting in Item 7 the audited financial statements related to our purchase of the assets of ASI-DIA, Inc. for a total of $4.875 million in cash.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUIZNO'S CORPORATION



By: /s/ John L. Gallivan

       John L. Gallivan
      Chief Financial Officer

      (Principal Financial and Accounting Officer)

Denver, Colorado
May 15, 2000