Form 10QSB
period 2000-06-30
QUIZNOS CORP
filed 2000-08-15
CIK 915803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

                                  Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
              Class                                  August 9, 2000
  ------------------------------                    ----------------
  Common Stock, $0.001 par value                    3,015,190 shares

                            THE QUIZNO'S CORPORATION

                        Commission File Number: 000-23174

                           Quarter Ended June 30, 2000

                                   FORM 10-QSB

                         Part I - FINANCIAL INFORMATION

Part I - FINANCIAL INFORMATION

Consolidated Statements of Income.........................................Page 1

Consolidated Balance Sheets...............................................Page 3

Consolidated Statements of Cash Flows.....................................Page 5

Consolidated Statement of Stockholders' Equity............................Page 7

Notes to Consolidated Financial Statements................................Page 8

Management's Discussion and Analysis or Plan of Operation................Page 12

Part II - OTHER INFORMATION..............................................Page 24

Signature................................................................Page 26

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                 Three Months Ended                         Nine Months Ended
                                                      June 30,                                  June 30,
                                           -------------------------------           ------------------------------
                                              2000               1999                   2000               1999
                                           -----------        ------------           -----------        -----------

FRANCHISE OPERATIONS:
Revenue
  Continuing fees                          $ 4,887,736        $  2,847,698           $12,396,289        $ 7,082,827
  Initial franchise fees                     1,443,236             849,603             4,365,343          2,505,440
  Area director and master
   franchise fees                              335,306             442,444               967,028          2,269,949
  Other                                        262,651              96,860               811,272            334,717
  Interest                                     127,867              78,633               393,959            260,558
                                           -----------        ------------           -----------        -----------
         Total revenue                       7,056,796           4,315,238            18,933,891         12,453,491
                                           -----------        ------------           -----------        -----------
Expenses
  Sales and royalty commissions              2,080,141           1,302,214             5,720,677          3,900,419
  General and administrative                 3,600,333           2,191,058             9,254,702          6,247,694
                                           -----------        ------------           -----------        -----------
         Total expenses                      5,680,474           3,493,272            14,975,379         10,148,113
                                           -----------        ------------           -----------        -----------
Net income from franchise
 operations                                  1,376,322             821,966             3,958,512          2,305,378
                                           -----------        ------------           -----------        -----------

COMPANY STORE OPERATIONS:
Sales                                        4,217,110           2,111,782            10,731,890          5,986,172
                                           -----------        ------------           -----------        -----------
Expenses
  Cost of sales                              1,240,188            635,599              3,126,835          1,786,336
  Cost of labor                                929,278            559,811              2,376,331          1,583,172
  Other store expenses                       1,755,499            718,603              4,339,420          2,151,777
                                           -----------        ------------           -----------        -----------
         Total expenses                      3,924,965           1,914,013             9,842,586          5,521,285
                                           -----------        ------------           -----------        -----------
Net income from Company store
 operations                                    292,145            197,769                889,304            464,887
                                           -----------        ------------           -----------        -----------

                See notes to consolidated financial statements.

                            (continued on next page)

                                   (Unaudited)
                                      - 1 -

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                                 Three Months Ended                         Nine Months Ended
                                                      June 30,                                  June 30,
                                           -------------------------------           ------------------------------
                                              2000               1999                   2000               1999
                                           -----------        ------------           -----------        -----------

OTHER INCOME (EXPENSE):
Sales by stores held for resale            $         -        $    208,845           $   103,153          $ 863,581
Expenses related to stores held
 for resale                                    (58,031)           (300,329)             (258,927)        (1,100,685)
Gain (loss) on sale of Company stores                -               4,685               (43,595)          (115,748)
Sale of Japan master franchise                       -             307,934                     -          1,168,801
Provision for bad debts                        (33,817)            (95,767)             (247,302)          (383,272)
Depreciation and amortization                 (533,342)           (224,291)           (1,437,036)          (854,819)
Interest expense                              (467,658)            (77,381)           (1,392,960)          (245,956)
Other expense                                  (34,505)           (120,342)             (132,721)          (156,584)
                                           -----------        ------------           -----------        -----------
Total other expense                         (1,127,353)           (296,646)           (3,409,388)          (824,682)
                                           -----------        ------------           -----------        -----------

Net income before income taxes                 541,114             723,089             1,438,428          1,945,583
Provision for income taxes                    (180,912)           (242,231)             (483,457)          (238,774)
                                           -----------        ------------           -----------        -----------

Net income                                     360,202             480,858               954,971          1,706,809
Preferred stock dividends                      (52,164)            (39,285)             (131,790)          (139,866)
                                           -----------        ------------           -----------        -----------

Net income before cumulative effect
 of a change in accounting principle           308,038             441,573               823,181          1,566,943
Cumulative effect of a change in
 accounting principle (net of taxes)
 (Note 15)                                           -                   -                     -            (84,090)
                                           -----------        ------------           -----------        -----------
Net income applicable to common
 shareholders                              $   308,038        $    441,573           $   823,181        $ 1,482,853
                                           ===========        ============           ===========        ===========

Net income per share-basic
Net income before cumulative effect
 of a change in accounting principle       $      0.10        $       0.14           $      0.27        $      0.51
Cumulative effect of a change in
 accounting principle                                -                   -                     -              (0.03)
                                           -----------        ------------           -----------        -----------
Basic net income per share of
 common stock                              $      0.10        $       0.14           $      0.27        $      0.48
                                           ===========        ============           ===========        ===========

Net income per share-diluted
Net income before cumulative effect
 of a change in accounting principle       $      0.09        $       0.13           $      0.24        $      0.44
Cumulative effect of a change in
 accounting principle                                -                   -                     -              (0.02)
                                           -----------        ------------           -----------        -----------
Diluted net income per share of
 common stock                              $      0.09        $       0.13           $      0.24        $      0.42
                                           ===========        ============           ===========        ===========

Weighted average common shares
 outstanding
Basic                                        3,004,778           3,058,288             2,997,634          3,057,054
                                           ===========        ============           ===========        ===========
Diluted                                      3,597,326           3,770,275             3,566,898          3,763,941
                                           ===========        ============           ===========        ===========

                 See notes to consolidated financial statements.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                June 30,        September 30,
                                                  2000              1999
                                              ------------      ------------
CURRENT ASSETS:

   Cash and cash equivalents                  $    665,552      $    626,828
   Short term investments                        5,236,133         4,263,877
   Accounts receivable, net of allowance
   for doubtful accounts of $182,383 at
    June 30, 2000 and $43,793 at
    September 30, 1999                           1,935,546         1,047,438
   Current portion of notes receivable
    (Note 18)                                    1,039,333           519,994
   Deferred tax asset                              128,718           128,718
   Other current assets                            514,866           373,578
   Assets held for resale and investment
    in area directorships                                -         1,082,310
                                              ------------      ------------
Total current assets                             9,520,148         8,042,743
                                              ------------      ------------

Property and equipment at cost, net of
 accumulated depreciation and
 amortization of $2,119,617 at
 June 30, 2000 and $1,230,461 at
 September 30, 1999 (Notes 7 and 10)            11,423,243         4,804,051
                                              ------------      ------------

OTHER ASSETS:

   Intangible assets, net of accumulated
    amortization of $1,098,145 at
    June 30, 2000 and $712,759 at
    September 30, 1999 (Note 10)                 5,100,449         1,662,265
   Investment in area directorships,
    net of accumulated amortization
    of $124,082                                  4,264,042                 -
   Deferred assets                               2,505,816         1,726,984
   Deferred tax asset                            3,545,983         3,507,213
   Deposits and other assets                       181,442           361,189
   Notes receivable, net of allowance
    for doubtful accounts of $40,000 at
    June 30, 2000 and $41,742 at
    September 30, 1999                           1,340,147         1,670,329
                                              ------------      ------------
Total other assets                              16,937,879         8,927,980
                                              ------------      ------------

Total assets                                  $ 37,881,270      $ 21,774,774
                                              ============      ============

                See notes to consolidated financial statements.

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30,          September 30,
                                                  2000                1999
                                              ------------        ------------
CURRENT LIABILITIES:
   Accounts payable                           $  1,939,296      $  1,219,157
   Accrued liabilities                           1,265,775           544,476
   Current portion of subordinated
    debt                                                 -           218,546
   Current portion of long term
    obligations                                  1,454,518           337,642
   Income taxes payable                                  -           851,469
                                              ------------      ------------
Total current liabilities                        4,659,589         3,171,290

Line of credit (Note 8)                                  -                 -
Long term obligations (Note 9)                  15,953,825         1,268,504
Subordinated debt                                        -         1,498,791
Deferred revenue (Note 4)                       14,698,652        13,722,331
                                              ------------      ------------
Total liabilities                               35,312,066        19,660,916
                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES
 (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
  1,000,000 shares authorized:
   Class A issued and outstanding
    146,000 at June 30, 2000 and
    September 30, 1999 ($876,000
    liquidation preference)                           146                146

   Class C issued and outstanding
    167,000 at June 30, 2000 and
    September 30, 1999 ($835,000
    liquidation preference)                            167               167

   Class D issued and outstanding 3,000
    at June 30, 2000 ($9,000
    liquidation preference) (Note 12)                    3                 -

   Class E issued and outstanding 59,480
    at June 30, 2000 ($512,718
    liquidation preference) (Note 14)                   59                 -

Common stock, $.001 par value,
  9,000,000 shares authorized, issued
  and outstanding 3,020,208 at
  June 30, 2000 and 3,074,177 at
  September 30, 1999 (Note 13)                       3,020             3,074
Capital in excess of par value                   3,986,316         4,485,949
Accumulated deficit                             (1,420,507)       (2,375,478)
                                              ------------      ------------
Total stockholders' equity                       2,569,204         2,113,858
                                              ------------      ------------

Total liabilities and stockholders'
 equity                                       $ 37,881,270      $ 21,774,774
                                              ============      ============

                 See notes to consolidated financial statements.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                           June 30,
                                              ------------------------------
                                                  2000             1999
                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                 $    954,971      $  1,622,719
   Adjustments to reconcile net income
    to net cash provided by operating
     Cumulative effect of a change in
      accounting principle                               -           125,507
     Depreciation and amortization               1,437,036           854,819
     Provision for bad debts                       247,302           383,272
     Deferred income taxes                         (38,770)         (600,615)
     Promissory notes accepted for area
      director fees                               (296,357)       (1,031,237)
     Loss on disposal of Company store              43,595           115,748
     Amortization of deferred area
      director fee revenue                        (229,628)               -
     Area director expenses recognized              22,963                -
     Changes in assets and liabilities:
       Accounts receivable                      (1,101,077)         (530,567)
       Other current assets                       (115,351)          134,541
       Accounts payable                            720,139           515,393
       Accrued liabilities                         721,299           425,065
       Income taxes payable                       (851,469)         (171,512)
       Deferred franchise costs                   (191,375)         (321,735)
       Deferred initial franchise
       fees and other fees                       1,205,949         3,444,499
                                              ------------      ------------
Net cash provided by operations                  2,529,227         4,965,897
                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment           (5,513,728)       (1,422,109)
   Acceptance of other notes receivable           (604,761)         (331,701)
   Short term investments                         (972,256)       (3,010,171)
   Proceeds from the sale of assets and
    stores                                         137,361           213,000
   Acquisition of Company owned stores          (5,779,088)               -
   Principal payments received on notes
    receivable                                     386,047           927,855
   Investment by minority interest
    owners                                               -           150,177
   Intangible and deferred assets and
    deposits                                        82,214          (788,909)
   Investments in area director
    territories                                 (2,450,396)         (703,242)
                                              ------------      ------------
Net cash used in investing activities          (14,714,607)       (4,965,100)
                                              ------------      ------------

                 See notes to consolidated financial statements.

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                                     Nine Months Ended
                                                            June 30,
                                              ------------------------------
                                                  2000              1999
                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from sale of common stock              270,586            78,494
   Proceeds from sale of Class D and
    Class E Preferred Stock                        478,611                 -
   Repurchase of Class D Preferred Stock            (3,000)                -
   Principal payments on long term
    obligations                                 (3,809,761)       (1,732,676)
   Proceeds from issuance of notes
    payable                                     17,180,000         2,242,187
   Financing costs                                (646,510)           (2,647)
   Common stock repurchased                     (1,114,032)               -
   Dividends paid                                 (131,790)         (140,167)
   Redemption of Class B Preferred Stock                 -          (500,000)
                                              ------------      ------------
Net cash provided by (used in)
 financing activities                           12,224,104           (54,809)
                                              ------------      ------------

Net increase (decrease) in cash                     38,724           (54,012)

Cash, beginning of period                          626,828         1,058,109
                                              ------------      ------------

Cash, end of period                           $    665,552      $  1,004,097
                                              ============      ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

   Cash paid during the period for
    interest                                  $  1,218,317      $    245,956
                                              ============      ============
   Cash paid during the period for
    income taxe                               $  1,608,770      $  1,009,790
                                              ============      ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 1999, we reduced notes payable, pursuant to the terms of a purchase agreement, in the amount of $116,118. A corresponding reduction in intangibles was also recorded. Also, during the period, we sold the franchising rights and obligations for all but 14 of our Bain's Deli's franchise agreements to Bain's Deli Corporation for $850,000, $800,000 of which was in the form of a promissory note. Finally, we acquired assets under capital leases totaling $150,082.

During the nine months ended June 30, 2000, we accepted a promissory note in the amount of $19,446 for equipment previously held for resale. Note receivables in the amount of $311,028 were capitalized in exchange for area director territories repurchased during the year. Also, we issued notes payable of $714,621 for partial payment of five area director territories repurchased during the quarter. Finally, a Company store held for resale was closed and the net assets of $35,633 were written-off.

                 See notes to consolidated financial statements.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                         Convertible
                                       Preferred Stock                Common Stock          Additional
                                 -------------------------     -----------------------        Paid-in      Accumulated
                                   Shares         Amount         Shares        Amount         Capital        Deficit
                                 ----------     ----------     ---------     ---------      ----------     -----------

Balances at January 1, 1999         413,000     $      413     3,054,459     $   3,054      $5,065,247  $     (972,507)

Issuance of common stock for
 exercise of options and
 pursuant to the employee
 benefit plan                             -              -        28,809            29          75,438               -

Tax benefit from exercise
 of options                               -              -             -             -          14,840               -

Shares canceled                           -              -        (9,091)           (9)        (45,446)              -

Redemption of Series B
 Preferred Stock                   (100,000)          (100)            -             -        (499,900)              -

Preferred stock dividends                 -              -             -             -        (124,230)              -

Net (loss)                                -              -             -             -               -      (1,402,971)
                                 ----------     ----------     ---------     ---------      ----------     -----------

Balances at
 September 30, 1999                 313,000            313     3,074,177         3,074       4,485,949      (2,375,478)

Issuance of common stock for
 exercise of options and
 pursuant to the employee
 benefit plan                             -              -        74,031            74         270,512               -

Common Stock repurchased
 (Note 13)                                -              -      (128,000)         (128)     (1,113,904)              -

Issuance of Series D
 Convertible Preferred Stock
 (Note 12)                            4,000              4             -             -          11,396               -

Repurchase of Series D
 Convertible Preferred Stock
 (Note 12)                           (1,000)            (1)            -             -          (2,999)              -

Issuance of Series E
 Convertible Preferred Stock
 (Note 14)                           59,480             59             -             -         467,152               -

Preferred stock dividends                 -              -             -             -        (131,790)              -

Net income                                -              -             -             -               -         954,971
                                 ----------     ----------     ---------     ---------      ----------     -----------

Balances at June 30, 2000           375,480     $      375     3,020,208     $   3,020      $3,986,316     $(1,420,507)
                                 ==========     ==========     =========     =========      ==========     ===========

                 See notes to consolidated financial statements.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of consolidated operations for the three and nine month periods ended June 30, 2000 and June 30, 1999, (b) the consolidated financial position at June 30, 2000 and September 30, 1999, (c) the consolidated statements of cash flows for the nine month periods ended June 30, 2000 and June 30, 1999, and (d) the consolidated changes in stockholders' equity for the nine month periods ended September 30, 1999 and June 30, 2000, respectively, have been made.

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

3.   In October  1999,  we changed our fiscal year from December 31 to September
     30. All references in the financial statements to the period ended June 30 relate to the three and nine months ended June 30, 2000. The results for the three-month and nine-month periods ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year of 2000.

4. Effective January 1, 1999, we changed our accounting policy related to the recognition of area director marketing agreement fees to one that recognizes such fees as revenue on a straight-line basis over the term of the agreement, which is ten years. Direct expenses attributable to the fees are classified as a prepaid and recognized as an expense over the same ten year term. The effect of the change in fiscal 1999 resulted in the deferral of $4,262,701 of net revenue previously recognized in prior years. Fiscal 2000 income included $387,108 ($129,036 for the quarter ended June 30, 2000) of amortized deferred net revenue related to area director marketing agreement fees previously recognized prior to fiscal 1999.

5. We are obligated to pay an opening commission to the area director who sold the franchise at the time the franchise opens for business. These commissions are expensed at the time the related franchise opens for business and are not accrued as a liability of ours until that time. At June 30, 2000, there were 567 domestic franchises sold but not yet open with related opening commissions totaling $1,938,375 ($1,585,773 at September 30, 1999).

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

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

6. (continued) In 1999, we commenced a program called Owner in Training under which it provides financial assistance to store managers interested in owning their own franchise. We provide financial guarantees to such persons for start-up capital loans. To date, in fiscal 2000, we guaranteed three such loans totaling $565,000.

7. On October 11, 1999, our Board of Directors approved the purchase of a corporate jet allowing for more efficient travel by management between areas of franchise operations. For tax purposes, the airplane qualifies for accelerated depreciation, resulting in the deferral of income tax payments. The $3,350,000 purchase was completed on October 13, 1999.

8. On December 22, 1999, we closed on a line of credit loan and were loaned $3,350,000 by Merrill Lynch Business Financial Services, Inc. The loan bears interest at the 30 day Dealer Commercial Paper Rate plus 2.5% (equal to 8.13% at December 31, 1999). The maximum amount of the line of credit loan is $3,350,000, which maximum is reduced monthly based on a twelve-year amortization. The line of credit loan is secured by a first security interest in our jet aircraft. In December 1999, $3,350,000 was drawn on the line of credit and in January 2000, the line of credit loan was paid down to zero.

9. On October 5, 1999, we closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.9% (10.1% through January 31, 2000), and is repayable in monthly installments of $199,201 for nine years and five months. The loan is secured by the assets of our owned stores and other assets of ours existing at September 30, 1999. The loan is part of a securitized pool and includes a provision which could require us to pay up to another $1,555,555 depending on the amount of defaults in the loan pool. The proceeds of the loan were used to pay-off existing debt of $3,320,956, pay costs and fees associated with the loan of $560,000, and prepay interest and one payment of $304,624. The balance of $9,814,420 was available to use, with certain restrictions, for general corporate purposes other than working capital, dividends, or to repurchase the majority shareholders' stock. As of June
     30, 2000, we had $2,560,297 available to use for general corporate purposes.

     Certain notes payable held by us at September 30, 1999 were repaid with the AMRESCO note proceeds.

10. On November 16, 1999, our subsidiary, QUIZ-DIA, Inc., purchased the assets of ASI-DIA, Inc. ("ASI") for a total of $4.875 million in cash. Assets purchased include two Quizno's restaurants and three bars, including the WWW.COWBOY bar, and various other assets located on Concourses A and B at Denver International Airport. We intend to continue operating the restaurants as Quizno's Classic Subs and the bars as operated by ASI.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

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
                                                         ----------
                                                         $4,875,000

     On January 26, 2000, we closed on a loan in the amount of $3,180,000 from GE Capital Business Asset Funding. The loan bears interest at 9.53% and is payable in equal monthly installments of $52,023 for 5 years. The loan is secured by a first security interest in the assets of QUIZ-DIA, Inc.

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

13. On October 1, 1999, our Board of Directors authorized the purchase of up to 200,000 shares of our common stock. Subject to applicable security laws, repurchases may be made at such times, and in such amounts, as we deem appropriate. As of June 30, 2000, we had repurchased 128,000 shares at an average price of $8.70, all of which were purchased in the first quarter of fiscal 2000.

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

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

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

16. In February 2000, we entered into a $75,000 promissory note with an officer of The Quizno's Corporation. The note accrues interest at an annual rate of 9.25% and accrued interest and principal is due March 1, 2001.

17. In the quarter ended June 30, 2000, we repurchased five area director territories from two area directors for $2,162,122. We issued notes payable for $714,622 and offset notes and interest receivable from one area director in the amount of $109,162. The balance of the purchase price was paid in cash.

18. On May 18, 2000, we issued a note receivable to the Advertising Fund for $500,000. On July 14, 2000, an additional amount of $500,000 was loaned to the Advertising Fund. On July 31, 2000, the entire balance, including accrued and unpaid interest at 12%, was repaid to us.

                                   (Unaudited)

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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Overview

In November 1999, we announced that we had changed our fiscal year end from December 31 to September 30. The financial statements included with this 10-QSB filing reflect our balance sheet as of June 30, 2000 and September 30, 1999, the consolidated statements of operations for the three and nine months ended June 30, 2000 and 1999, the consolidated changes in stockholders' equity for the nine months ended September 30, 1999 and June 30, 2000, respectively, and the consolidated statements of cash flows for the nine months ended June 30, 2000 and 1999. All references to 2000 and 1999 refer to fiscal year 2000 and fiscal year 1999, respectively.

Our primary business is the franchising of Quizno's restaurants. As a franchisor, revenue is principally derived from: (1) continuing fees, (2) initial franchise fees, and (3) historically, area director and master franchise fees. Continuing fees increase as the number of franchised restaurants open increase. Initial franchise fees are one-time fees paid upon the sale of a franchise and vary directly with the number of franchises we can sell and open. Area director and master franchise fees occur when a country or exclusive area is sold and are expected to decline as the number of remaining available markets declines. Effective January 1, 1999, we changed our accounting policy related to the recognition of area director marketing agreement fees to one that recognizes such fees as revenue on a straight-line basis over the term of the agreement, which is ten years. Each of these sources of revenue contributes to our profitability, but the relative contribution of each source will vary as we mature. As we grow, initial fees and continuing fees will generate proportionately more revenue than area director and master franchise fees.

We earned a profit before preferred dividends in the third quarter of fiscal 2000 of $360,202, composed of income from franchise operations of $1,376,322, income from Company owned store operations of $292,145, and less other income and expense and taxes totaling $(1,308,265). In the comparable quarter of fiscal 1999, we earned a profit before preferred dividends of $480,858, composed of income from franchise operations of $821,966, income from Company owned store operations of $197,769, and less other income and expense and taxes totaling $(538,877).

For the nine months ended June 30, 2000, we earned a profit of $954,971, composed of income from franchise operations of $3,958,512, income from Company owned store operations of $889,304, and less other income and expense and taxes totaling $(3,892,845). In the comparable period of fiscal 1999, we earned a profit before preferred dividends and a cumulative effect of a change in accounting principle of $1,706,809, composed of income from franchise operations of $2,305,378, income from Company owned store operations of $464,887, and less other income and expense and taxes totaling $(1,063,456).

In fiscal 1999, we recorded a significant master franchise sale for Japan that resulted in $307,934 and $1,168,801 in other income for the quarter and nine months ended June 30, 1999, respectively.

The following tables reflects our revenue growth by source and number of restaurants for the third quarter and first nine months of fiscal 2000 compared to the comparable periods in fiscal 1999:

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)



($ in thousands)                       Three Months Ended June 30,                 Nine Months Ended June 30,
                                      ------------------------------            --------------------------------
                                                                %                                            %
                                       2000        1999       Change             2000         1999        Change
                                      -------     ------      ------            -------      -------      ------

Continuing fees                       $ 4,888     $2,848          71%           $12,396      $ 7,083          75%
Initial franchise fees                  1,443        849          70%             4,365        2,505          74%
Area director and master
 franchise fees                           335        442         (24)%              967        2,269         (57)%
Other                                     263         97         171%               812          335         142%
Interest                                  128         79          62%              394           261          51%
                                      -------     ------      ------            -------      -------      ------
Total franchise revenue                 7,057      4,315          64%            18,934       12,453          52%

Sales by Company owned stores           4,217      2,112         100%            10,732        5,986          79%

Sales by Stores held for resale             -        209        (100)%              103          864         (88)%
                                      -------     ------      ------            -------      -------      ------

Total Revenue                         $11,274     $6,636         70%            $29,769      $19,303          54%
                                      =======     ======      ======            =======      =======      ======
Earnings before interest expense,
 income taxes, depreciation and
 amortization, preferred stock
 dividends and cumulative effect
 of a change in accounting
 principle (EBITDA)                   $ 1,542     $1,025          50%           $ 4,268       $3,046          40%
                                      =======     ======      ======            =======      =======      ======



Restaurants-Domestic and               Three Months Ended June 30,          Nine Months Ended June 30,
 International                           2000              1999               2000              1999
------------------------             -------------     -------------     --------------     --------------

Restaurants open, beginning                    792               509                634                438
New restaurants opened                          94                68                282                181
Restaurants reopened                             3                 1                  4                  1
Restaurants closed, to reopen                   (1)               (2)                (4)                (4)
Restaurants closed, Quizno's (3)                (5)               (6)               (31)               (16)
Restaurants closed, Bains                        -                (2)                (2)                (2)
Restaurants sold, Bains                          -                 -                  -                (30)
                                     -------------     -------------     --------------     --------------

Restaurants open, end                          883               568                883                568
                                     =============     =============     ==============     ==============

Franchises sold, domestic                      130               112                314                354
Franchises sold, international                  12                14                 49                102
                                     -------------     -------------     --------------     --------------

Total                                          142               126                363                456
                                     =============     =============     ==============     ==============

Initial franchise fees collected     $ 2.2 million     $ 1.8 million     $  5.4 million     $  5.6 million
Systemwide sales, domestic           $72.0 million     $40.2 million     $190.3 million     $107.3 million

Avg. unit volume for 1999,
 domestic (1)                        $     365,000                 -                  -                  -
Same store sales, domestic (2)              Up 9.2%           Up 3.4%            Up 7.7%            Up 6.0%

1) Average unit volume is for the twelve months ended December 31, 1999. Average unit volume excludes restaurants located in convenience stores and gas stations and includes only restaurants open at least one year under the same ownership that are currently not in default.

2) Same store sales for the three and nine months ended June 30, 2000, are based on 399 stores and 354 stores, respectively, open since the beginning of April 1999 and October 1998, respectively. Stores that transferred ownership during this period or are in substantial default of the franchise agreement are excluded. Because we are and will continue to be in an aggressive growth mode over the next few years, it is anticipated that same store sales will fluctuate as units are included from more start up markets. Excludes non-traditional units located in convenience stores and gas stations.

3) Four of the five Quizno's closed in the quarter ended June 30, 2000, were non-traditional locations. For the nine months ended June 30, 2000, 21 of the 31 Quizno's closed were non-traditional locations. Non-traditional locations are convenience and gas units, hospitals, colleges, food courts, etc. We have changed our site criteria to approve such locations only when the demographics and unit economics for any such proposed unit are well above average.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Results of Operations

Comparison of the first three quarters of fiscal 2000 with the first three quarters of fiscal 1999 and the third quarter of fiscal 2000 with the third quarter of fiscal 1999

Franchise revenue increased 64% in the third quarter of fiscal 2000 to $7,056,796 from $4,315,238 in the same quarter last fiscal year. In the first three quarters of fiscal 2000, franchise revenue increased 52% to $18,933,891 from $12,453,491 last year. Total revenue increased 70% in the third quarter of fiscal 2000 to $11,273,906 from $6,635,865 in the same quarter last fiscal year. For the first three quarters of fiscal 2000, total revenue increased 54% to $29,768,934 from $19,303,244 last year.

Continuing fees increased 71% in the third quarter of fiscal 2000 to $4,887,736 from $2,847,698 in the third quarter of fiscal 1999. In the first three quarters of fiscal 2000, continuing fees increased 75% to $12,396,289 from $7,082,827 in fiscal 1999. Continuing fees are comprised of royalties and licensing fees.

Royalty fees are a percentage of each franchisee's sales paid to us and will increase as new franchises open, as the average royalty percentage increases, and as average unit sales increase. At June 30, 2000 there were 849 franchises open, excluding Company owned stores, as compared to 540 at June 30, 1999. The royalty was 5% for agreements entered into prior to February 11, 1995, 6% for agreements entered into from February 11, 1995 to March 31, 1998, and 7% for all franchise agreements entered into after March 31, 1998. The royalty for Quizno's Express units is 8%. The royalty paid to us by master franchisees on international units is approximately 2.1%.

Royalty fees were $4,181,260 for the third quarter of fiscal 2000 compared to $2,279,985 for the same period last year, an increase of 83%. For the first three quarters of fiscal 2000, royalty fees were $10,475,293 compared to $5,727,989 for the same period last fiscal year, an increase of 83%.

Licensing fees are fees generated through the licensing of the Quizno's trademark for use by others, which includes fees received from product companies to sell proprietary products to our restaurant system. Licensing fees are expected to increase as systemwide sales and the awareness and value of the Quizno's brand increases. Licensing fees were $706,476 in the third quarter of fiscal 2000 and $567,713 in the comparable fiscal 1999 quarter. For the first three quarters of fiscal 2000, licensing fees were $1,920,996 and $1,354,838 in the comparable fisca1 1999 period. Included in the fiscal 2000 first quarter and fiscal 1999 second and third quarters were $200,000 of non-recurring licensing fees from Coca Cola Company related to a licensing agreement signed in April 1999.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Initial franchise fees increased 70% in the third quarter of fiscal 2000 to $1,443,236 from $849,603 in the same quarter last fiscal year. For the first three quarters of fiscal 2000, initial franchise fees increased 74% to $4,365,343 from $2,505,440 in the same period last fiscal year. Initial franchise fees are one-time fees paid by franchisees at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of our obligations relating to the sale have been substantially performed, which generally occurs when the franchise opens. Our share of initial franchise fees sold by foreign master franchises is recognized when received. In the first three quarters of fiscal 2000, we opened 286 franchises, including 37 international restaurants, as compared to 181 franchises opened, including 32 international restaurants, in the same period last fiscal year. Our domestic initial franchise fee has been $20,000 since 1994. Franchisees may purchase a second franchise for $15,000 and third and subsequent franchise for $10,000. The initial franchise fee for a Quizno's Express franchise is $10,000 for the first, $7,500 for the second, and $5,000 for the third and additional franchises purchased by the same owner. Our share of initial franchise fees for international restaurants is generally 30% of the franchise fee and will vary depending on the country and the currency exchange rate.

Initial franchise fees collected by us are recorded as deferred initial franchise fees until the related franchise opens. Deferred initial franchise fees at June 30, 2000 were $8,930,151 and represent 567 domestic franchises sold but not yet in operation, compared to $7,043,947 at June 30, 1999 representing 458 domestic franchises sold but not open. Direct costs related to the franchise sale, primarily sales commissions paid to area directors, are deferred on our books and recorded as an expense at the same time as the related initial franchise fee is recorded as income. Deferred costs paid with respect to initial franchise fees deferred at June 30, 2000 were $1,777,147.

Area director and master franchise fees decreased 24% in the third quarter of fiscal 2000 to $335,306 from $442,444 in the same quarter last fiscal year. In the first three quarters of fiscal 2000, area director and master franchise fees decreased 57% to $967,028 from $2,269,949 in the same period last year. For analysis purposes, these amounts are not comparable. Effective January 1, 1999, we changed our accounting policy related to the recognition of revenue from domestic area director marketing agreement fees to one that recognizes these fees as revenue on a straight-line basis over the term of the agreement, which is ten years. This change reflected a decision made by the U.S. Securities and Exchange Commission in December 1999 relative to the recognition of area director fee revenue. Commissions paid to the area director upon the inception of the agreement are classified as a prepaid and recognized as an expense over the same ten year term. The effect of the change in the nine-month period ending September 30, 1999, was the deferral of $4,262,701 of net revenue previously recognized in prior years.

Deferred domestic area fees are one-time fees paid to us for the right to sell franchises on our behalf in a designated, non-exclusive area. Domestic area director fees recognized were $175,306 in the third quarter of fiscal 2000 and $347,444 in the comparable fiscal 1999 quarter. In the first three quarters of fiscal 2000, domestic area director fees recognized were $497,028 and $1,388,880 in the comparable fiscal 1999 period.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

The fee for U.S. areas was $.05 per person from January 1997 through December 1997, $.06 from January 1998 through February 1998, and $.07 since March 1, 1998. In addition, each area director is required to pay a training fee of $10,000. In the first three quarters of fiscal 2000, we sold 6 area directorships for $292,400 compared to 9 sold in the first three quarters of fiscal 1999. At June 30, 2000, we had a total of 61 area directors who owned areas encompassing approximately 65% of the population of the United States.

Since 1999, we have acquired certain area director territories that we intend to retain and operate. At June 30, 2000, we operated 29 markets, encompassing approximately 20% of the population of the United States.

International master franchise fees are one-time fees paid to us for the right to sell franchises in a designated, exclusive, international market. The master franchisee assumes all of our obligations and duties under the agreement. We recognize these fees when the agreement is signed. International master franchise fees were $160,000 in the third quarter of fiscal 2000 and $95,000 for the third quarter of fiscal 1999. For the first three quarters of fiscal 2000, international master franchise fees recognized were $470,000 and $881,069 in the comparable fiscal 1999 period.

In the first quarter of fiscal 2000, we sold the master franchise rights to Switzerland for $300,000. A total of $20,000 of the fee was deferred until our training obligation is completed. We also recognized $30,000 of previously deferred international master franchise fees in the second quarter as we substantially completed our training obligations under the agreements. In the third quarter of fiscal 2000, we sold the master franchise rights to Iceland and Mexico, Venezuela, Peru, Dominican Republic and certain other Caribbean islands for a total of $180,000, of which $20,000 of these fees was deferred. The international master franchise fees in the first quarter of fiscal 1999 were for the sale of the United Kingdom for $510,000, of which $40,000 was deferred until completion of our training obligations, and $125,000 related to the sale of Japan. In the second quarter of fiscal 1999, we sold the master franchising rights to part of Australia for $191,069 and in the third quarter of fiscal 1999, we sold the master franchising rights to parts of Central America for $95,000.

We offer domestic area director and master franchise applicants financing for the area fee. The amount financed is required to be paid to us in installments over five years at interest rates between 6% and 15%. The promissory notes are personally signed by the area director and, depending on the personal financial strength of the area director, secured by collateral unrelated to the area directorship. Of the nine domestic and international areas sold in the first three quarters of fiscal 2000, three used this financing for $296,357, representing 38% of the total domestic area director fees and international master franchise fees received or financed in fiscal 2000. In the first three quarters of fiscal 1999, ten used this financing for $1,272,998.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

The area director and master franchise agreements set increasing minimum performance levels that require the area director or master franchisee to sell and open a specified number of franchised restaurants in each year during the term of the area agreement. Our experience with the program to date indicates that while some area directors and master franchisees will exceed their development schedules, others will fail to meet their schedules. In our planning, we have allowed for a certain percentage of area directors and master franchisees that will not meet their development schedule. Delays in the sale and opening of restaurants can occur for many reasons. The most common are delays in the selection or acquisition of an appropriate location for the restaurant, delays in negotiating the terms of the lease and delays in franchisee financing. We may terminate an area or master agreement if the area director or master franchisee fails to meet the development schedule, and we then have the right to resell the territory to a new area director or master franchisee or operate it ourself.

Other revenue increased by 171% in the third quarter of fiscal 2000 to $262,651 from $96,860 in the third quarter of fiscal 1999. In the first three quarters of fiscal 2000, other revenue increased by 142% to $811,272 from $334,717 in the comparable fiscal 1999 period. Other revenue is primarily amounts paid by equipment suppliers to reimburse design and construction costs, franchise transfer fees and bookkeeping fees charged franchisees for which we provided bookkeeping services. Amounts paid by equipment suppliers were $127,500 in the third quarter of fiscal 2000 compared to $76,500 in the third quarter of fiscal 1999. In the first three quarters of fiscal 2000, amounts paid by equipment suppliers were $475,658 compared to $238,919 in the first three quarters of fiscal 1999. This amount will vary based on new store openings.

Sales and royalty commissions expense increased to $2,080,141 in the third quarter of fiscal 2000 from $1,302,214 in the same quarter of fiscal 1999. In the first three quarters of fiscal 2000, sales and royalty commissions expense increased to $5,720,677 from $3,900,419 in the first three quarters of fiscal 1999. Sales and royalty commissions are amounts paid to our domestic area directors, commissions paid to other sales agents and employees, and costs related to sales promotions and incentives. Sales and royalty commission expense, as a percentage of royalty and initial franchise fees, declined in the third quarter of fiscal 2000 to 37% from 42% in the comparable quarter of fiscal 1999. In the first three quarters of fiscal 2000, sales and royalty commission expense, as a percentage of royalty and initial franchise fees, declined to 39% from 47% in the first three quarters of fiscal 1999. Both decreases were due to the repurchase and termination of certain area directorships now operated by us.

Our domestic area directors receive commissions equal to 50% of the initial franchise fees and 40% of royalties received by us from franchises sold, opened, and operating in the area director's territory. In exchange for these payments, the area director is required to market and offer franchises on our behalf, provide location selection assistance, provide opening assistance to new owners, and perform monthly quality control reviews at each franchise open in the area director's territory.

The area director is entitled to receive commissions during the term of the area director agreement and in some cases, upon expiration of the area director agreement a commission of 1% of sales for 5 years.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

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

General and administrative expenses increased 64% to $3,600,333 in the third quarter of fiscal 2000 from $2,191,058 in the comparable quarter last fiscal year. For the first three quarters of fiscal 2000, general and administrative expenses increased 48% to $9,254,702 from $6,247,694 in the first three quarters of fiscal 1999. As a percent of franchise revenue, general and administrative expenses have remained the same at 51% for both quarters ending June 30, 1999 and 2000. For the first three quarters of fiscal 2000, general and administrative expenses as a percentage of revenue have decreased to 49% from 50% in the first half of fiscal 2000. General administrative expenses include all of our operating costs. Although general and administrative expenses will likely continue to increase as we grow, we expect the rate of increase to continue to decline.

Company owned store operations earned $292,145 on sales of $4,217,110 in the third quarter of fiscal 2000 compared to $197,769 on sales of $2,111,782 in the comparable quarter last fiscal year. For the first three quarters of fiscal 2000, Company owned stores earned $889,304 on sales of $10,731,890 compared to $464,887 on sales of $5,986,172 in the first three quarters of fiscal 1999. During the first three quarters of fiscal 2000, we operated stores for a total of 280.5 store operating months, compared to 213.3 store operating months in the first three quarters of fiscal 1999. At June 30, 2000, we had 35 operating Company stores, including the Cowboy Bar at Denver International Airport (24 at June 30, 1999).

Stores held for resale lost $58,031 in the third quarter of fiscal 2000 compared to a loss of $91,484 on sales of $208,845 in the comparable quarter last fiscal year. For the first three quarters of fiscal 2000, stores held for resale lost $155,774 on sales of $103,153 compared to a loss of $237,104 in the first three quarters of fiscal 1999. In the first three quarters of fiscal 2000, we operated two stores held for resale and in the comparable period of fiscal 1999 we operated six stores held for resale. At December 31, 1999, we had sold or closed all stores held for resale.

Loss on sale of Company stores was $43,595 in the first three quarters of fiscal 2000 resulting from the December 1999 sale of one store held for resale. The fiscal 1999 loss was primarily related to the sale of a Company store held for resale and the January 1999 closure of one store held for resale.

Japan master franchise represents payments received in the second quarter and third quarter of fiscal 1999 of $1,081,924 and $341,424, respectively, for the master franchise rights. In the second quarter of fiscal 1999, we also received $22,000 for our share of an area director marketing agreement sold in Japan. In the second quarter and third quarter of fiscal 1999, we incurred direct costs related to the revenue totaling $243,057and $33,490, respectively, resulting in net revenue of $860,867and $307,934, respectively. Although we plan to continue to enter into master franchise agreements internationally, we do not expect such transactions to be of the magnitude of the Japanese transaction.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Provision for bad debts were $33,817 in the third quarter of fiscal 2000 and $95,767 in the comparable quarter of last fiscal year. For the first three quarters of fiscal 2000, the provision for bad debts was $247,302 and $383,272 in the first three quarters of fiscal 1999. As of June 30, 2000, we had an allowance for doubtful accounts of $222,383 that we believe is adequate for future losses.

Depreciation and amortization was $533,342 in the third quarter of fiscal 2000 and $224,291 in the comparable quarter of last fiscal year. For the first three quarters of fiscal 2000, depreciation and amortization was $1,437,036 and $854,819 in the first three quarters of fiscal 1999. The increase is primarily due to the acquisition and development of new Company owned restaurants, the acquisition of area director territories and the purchase of a corporate jet in fiscal 2000.

Interest expense was $467,658 in the third quarter of fiscal 2000 and $77,381 in the comparable quarter last fiscal year. For the first three quarters of fiscal 2000, interest expense was $1,392,960 and $245,956 in the first three quarters of fiscal 1999. The increase is primarily attributable to the increase in outstanding debt. On October 5, 1999, we closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.9% (10.1% through January 31, 2000). The proceeds of the loan were used to pay-off existing debt of $3,320,956, the majority of which accrued interest at rates of 10% to 12.75%. Also, on January 26, 2000, we closed on a loan in the amount of $3,180,000 from GE Capital Business Asset Funding. The loan bears interest at 9.53% and is payable in equal monthly installment of $52,023 for 5 years.

Other expense was $34,505 in the third quarter of fiscal 2000 compared to $120,342 in the comparable quarter last fiscal year. For the first three quarters fiscal 2000, other expense was $132,721 and $156,584 in the first three quarters of fiscal 1999. The fiscal 2000 expense is primarily acquisition-related costs while the fiscal 1999 expense is attributable to subleasing losses related to one store previously owned by us and sold to a franchisee and acquisition-related costs.

Income tax provision was $180,912 in the third quarter of fiscal 2000 and $242,231 in the comparable quarter of fiscal 1999. For the first three quarters of fiscal 2000, the income tax provision was $483,457 compared to $238,774 in the first three quarters of fiscal 1999. Our taxable income has historically exceeded our book income primarily because initial franchise fees we receive are taxable income in the year received and are book income in the year the franchise opens. Consequently, we will not pay income taxes on this income when it is recognized for financial reporting purposes. In the first quarter of fiscal 1999, we used all of our tax net operating loss carryforwards and incurred a tax liability. Accordingly, we reduced the amount by which it had recorded an impairment of its deferred tax asset in prior years and recorded the tax benefit of prior years net operating losses.

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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Net cash provided by operating activities was $2,529,227 in the first three quarters of fiscal 2000 compared to cash provided by operating activities of $4,965,897 in the first three quarters of fiscal 1999. The primary reasons for the decrease in net cash provided by operations are an increase in income taxes paid of $598,980 and an increase in interest paid of $972,361 in fiscal 2000. The decrease also was due to a $2,238,550 decrease in deferred initial franchise fees and other fees, partially offset by an increase of $734,880 as a result of fewer notes receivable issued for area director fees and an increase of $500,980 as a result of an increase in accounts payable and accrued liabilities.

Net cash used in investing activities was $14,714,607 in the first three quarters of fiscal 2000 compared to cash used in investing activities of $4,965,100 in the first three quarters of fiscal 1999. The primary reasons for the change were an increase in purchases of property and equipment of $4,091,619 (primarily the $3.35 million acquisition of a corporate jet in October 1999), an increase in area director territory repurchases of $1,747,154 (we reacquired fourteen area director territories in the first three quarters of fiscal 2000) and an increase of $5,779,088 related to the acquisition of Company owned stores in fiscal 2000. Partially offsetting these amounts was a decrease of $2,037,915 related to short term investments.

Net cash provided by financing activities was $12,224,104 in the first three quarters of fiscal 2000 compared to cash used in financing activities of $54,809 in the first three quarters of fiscal 1999. The primary reasons for the change were the $17.2 million of proceeds from new debt in fiscal 2000 compared to $2.2 million of proceeds in fiscal 1999, proceeds of $475,611 from the sale of Class D and Class E Preferred Stock and the fiscal 1999 payment of $500,000 for the redemption of the Class B Preferred Stock. Partially offsetting these increases were fiscal 2000 increases in principal repayments on long term obligations of $2,077,085, common stock repurchases of $1,114,032 and financing costs of $643,863.

In the first quarter of 1998, we tested a program under which our area directors had the right to elect to have all future Franchisee leases in the area director's territory signed by The Quizno's Realty Company ("QRC"), a wholly owned subsidiary of ours. As a condition of the lease, the landlord agrees not to look beyond QRC for payments. These locations would then be subleased by QRC to the franchisee, whose personal liability is limited to one year. The franchisee pays QRC an indemnification fee of $165 per month, pays a one-time lease-processing fee to QRC of $2,200, and pays a security deposit to QRC equal to two months rent. Effective March 1, 1998, we transferred cash and other assets having a book value of approximately $500,000 to QRC in exchange for stock and a promissory note. As of June 30, 2000, 12 leases had been executed under this program and one other guaranteed lease. The franchisee has defaulted on the rents due on two of these locations, for which we do not have replacement franchisees. We expect to negotiate buyouts of these leases between the landlords, the franchisees and, possibly, us. Our share of any such buyout is expected to be immaterial. A third location has closed due to a fire and the lease has been cancelled and the location will not re-open.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

On October 1, 1999, our Board of Directors authorized the purchase of up to 200,000 shares of our common stock. Subject to applicable security laws, repurchases may be made at such times, and in such amounts, as we deem appropriate. As of June 30, 2000, we had repurchased 128,000 shares at an average price of $8.70.

On October 5, 1999, we closed on a loan in the principal amount of $14,000,000 from AMRESCO Commercial Finance, Inc. The loan bears interest at 10.9% (10.1% through January 31, 2000), and is repayable in monthly installments of $199,201 for nine years and five months. The loan is secured by our assets of Company owned stores and other assets of ours existing at September 30, 1999. The loan is part of a securitized pool and includes a provision which could require us to pay up to another $1,555,555 depending on the amount of defaults in the loan pool. The proceeds of the loan were used to pay-off existing debt of $3,320,956, pay costs and fees associated with the loan of $560,000, and prepay interest and one payment of $304,624. The balance of $9,814,420 was available to use, with certain restrictions, for general corporate purposes other than working capital, dividends, or to repurchase the majority shareholder's stock. As of June 30, 2000, we had $2,560,297 available to use for general corporate purposes.

On October 11, 1999, our Board of Directors approved the purchase of a corporate jet allowing for more efficient travel by management between areas of franchise operations. For tax purposes, the airplane qualifies for accelerated depreciation, resulting in the deferral of income tax payments. The $3,350,000 purchase was completed on October 13, 1999.

On November 16, 1999, our subsidiary, QUIZ-DIA, Inc., purchased the assets of ASI-DIA, Inc. ("ASI") for a total of $4.875 million in cash.

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

On December 22, 1999 we closed on a line of credit loan and were funded $3,350,000 by Merrill Lynch Business Financial Services, Inc. The loan bears interest at the 30 day Dealer Commercial Paper Rate plus 2.5% (equal to 8.13% at December 31, 1999). The maximum amount of the line of credit loan is $3,350,000, which maximum is reduced monthly based on a twelve-year amortization. The line of credit loan is secured by a first security interest in our jet aircraft. In January 2000, the line of credit loan was paid down to zero.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

In March and April 2000, we accepted Subscription Agreements for the issuance of 59,480 shares of Class E Cumulative Convertible Preferred Stock ("Class E Preferred Stock"). As of June 30, 2000, we had received cash proceeds of $512,718. There are currently 150,000 authorized shares of Class E Preferred Stock. Each share of Class E Preferred Stock is convertible into one share of our common stock, at any time. Shares of the Class E Preferred Stock may be redeemed by us at any time on or after April 1, 2003, at a redemption price of $8.62 per share. Until redeemed or converted to common stock, each Class E Preferred stockholder will receive a cumulative monthly dividend of $0.0862 per share. The Class E Preferred Stock is junior in liquidation preference to our Class A Preferred Stock and our Class C Preferred Stock, but senior to our Class D Preferred Stock and common stock.

In July 2000, the National Marketing Fund Trust and the Regional Marketing Fund Trust, which collects and administers the national and regional advertising fees received from franchisees, entered into a $2,000,000 revolving line of credit with Wells Fargo Bank West, N.A. We have guaranteed this line of credit for the National Marketing Fund Trust. The line of credit bears interest at 9.5% and matures on March 31, 2001. As of August 7, 2000, $1.9 million had been drawn on the line of credit.

In the quarter ended June 30, 2000, we repurchased five area director territories from two area directors for $2,162,122. We issued notes payable for $714,622 and offset notes and interest receivable from one area director in the amount of $109,162. The balance of the purchase price was paid in cash.

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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        Commission File Number: 000-23174

                           Quarter Ended June 30, 2000

                                   Form 10-QSB

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Quizno's Corporation v. Hot Concepts, Inc., No. 77 116 00246 99, American Arbitration Association (Denver, Colorado); The Quizno's Corporation v. Hampton-Davis Corp., United States District Court for the District of Colorado (No. 99-S-1812). These actions, previously described in our annual report for 1999 filed on form 10-KSB, were dismissed pursuant to a settlement agreement among the parties. Pursuant to the settlement agreement, we repurchased the underlying area director territories from the defendants. No other amounts were paid, and the parties exchanged a full release of all claims.

In re Kirwin Ventures, L.L.C., Case No. 54 114 00312 98, American Arbitration Association; Mibichu L.L.C. v. The Quizno's Corporation, No. 98-007226-CK (Oakland County, Michigan). These actions, previously described in our annual report for 1999 filed on form 10-KSB, were dismissed pursuant to a settlement agreement among the parties. Pursuant to the settlement agreement, we allowed an unaffiliated third party to purchase one of the plaintiffs' two Quizno's restaurants, and agreed to certain additional non-material consideration in exchange for a full release of all claims.


Item 2.  Changes in Securities and Use of Proceeds

Sales of Unregistered Securities
          Securities                                 Amount of
            Sold                    Date           Consideration               Purchasers                     Exemption
------------------------        ------------      ---------------       -----------------------       -------------------------

627 shares of common
stock                            5/18/2000            $4,980             Quizno's 401(k) Plan               Section 4(2)

1,473 shares of Class E
Preferred Stock                  April 2000           $12,697.26           Private Investor           Section 4(2) and Rule 506

26,000 shares of common
stock                            June 2000            $100,750          Quizno's Area Directors       Section 4(2) and Rule 506

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        Commission File Number: 000-23174

                           Quarter Ended June 30, 2000

                                   Form 10-QSB

                     PART II - OTHER INFORMATION (continued)

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to our shareholders at the 2000 Annual Meeting of Shareholders held on June 22, 2000:

Proposal #1     Election of Directors

                                              For              Withheld
                                            --------           --------
                Richard E. Schaden          2,666,974           32,652
                Richard F. Schaden          2,667,074           32,552
                Frederick H. Schaden        2,669,474           30,152
                J. Eric Lawrence            2,671,686           27,940
                Mark L. Bromberg            2,671,686           27,940
                Brad A. Griffin             2,671,686           27,940

Proposal #2     Approval of the  increase  of the number of shares  authorized under our Amended and Restarted Non-Employee Directors and Advisors Stock Option Plan from 200,000 to 300,00

                        For                 Against            Abstained
                     ---------              -------            ---------
                     2,590,320              101,121              8,185

Proposal #3     Ratification and approval of our Class D Subordinated
                Convertible Preferred Stock

                         For            Against        Abstained/Not Voted
                      ---------         -------        -------------------
                      1,801,160         82,421           26,198/789,847

Proposal #4     Ratification of Accountants

                          For               Against            Abstained
                       ---------            -------            ---------
                       2,670,095            25,625               3,906

Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits: None

(b) Reports on Form 8-K: Form 8-K, dated May 22, 2000, reporting in Item 5 our operating results for the second quarter of fiscal 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUIZNO'S CORPORATION



By: /s/ John L. Gallivan
    --------------------
        John L. Gallivan
        Chief Financial Officer
        (Principal Financial and Accounting Officer)

Denver, Colorado
August 14, 2000