Form 10KSB
period 2000-09-30
QUIZNOS CORP
filed 2000-12-29
CIK 915803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
    For the Fiscal Year Ended September 30, 2000

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
     (Address of Principal Executive Offices)               (Zip Code)

                                   (720) 359-3300
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

State registrant's revenue for its most recent fiscal year:  $41,924,232

The  aggregate  market  value  of  the  registrant's   common  stock  held  by
non-affiliates  of the  registrant  as of December 18, 2000 was  approximately
$5,963,198  (for  purposes  of the  foregoing  calculation  only,  each of the registrant's officers and directors is deemed to be an affiliate).

There were 2,346,766  shares of  registrant's  common stock  outstanding as of
December 18, 2000.

                     Documents incorporated by reference:
                                     None

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              TABLE OF CONTENTS

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

ITEM 2.     DESCRIPTION OF PROPERTY

ITEM 3.     LEGAL PROCEEDINGS.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION

ITEM 7.     FINANCIAL STATEMENTS

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

ITEM 10.    EXECUTIVE COMPENSATION

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

      The  Quizno´s  Corporation  was  incorporated  in Colorado in 1991.  Our headquarters  is  located  at 1415  Larimer  Street,  Denver,  CO  80202.  Our telephone number is (720) 359-3300.

      We  incorporated  in  Colorado in January  1991 as D&R,  Inc. We changed our  name to The  Quizno's  Franchise  Corporation  in  April  1991 and to The
Quizno's   Corporation   in  June  1995.   We  do  business  as  The  Quizno's
Corporation  and  Quizno's.  Our  principal  business  address and that of our subsidiaries  named below is 1415 Larimer Street,  Denver,  Colorado 80202. In
January 1991, we purchased  certain assets of Quizno's  America,  Inc.,  which had  operated,  owned,  and  franchised  Quizno's  restaurants  (directly  and through  predecessors  and affiliates)  under the QUIZNO'S name since 1981. We or our  affiliates  operate,  and offer  franchises to individuals or entities
(“Franchisees”) to operate,  restaurants with carry-out  facilities which sell submarine and other  sandwiches,  salads,  other food products and  beverages, and related  services  (“Restaurants”).  As of November 30,  2000,  there were
1026  Restaurants in operation in the United States and  internationally,  and agreements  were in place for the  opening  of an  additional  695  franchised restaurants in the United States.  During the last three years,  we have grown to become the third largest submarine sandwich chain in the United States.

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

      We also offer master  franchise  rights for  international  markets,  in which the master  franchisee  has the right to  function  as a  franchisor  to offer and sell Restaurant  franchises and area director  marketing  agreements using our trademarks and service marks in a defined  geographic area,  usually a country.  We have  master  franchise  agreements  in place for  Canada,  the
United  Kingdom,  Japan,  Australia,  Switzerland,   Netherlands,  Luxembourg,
Belgium,  Iceland,  Mexico,  Venezuela,  Peru,  Dominican  Republic  and other
Caribbean  Islands,  Taiwan,  and Central  America.  As of December  18, 2000,
there were 110 Quizno’s  Restaurants in operation in Canada, 8 in Japan, 4 in
Australia,  6 in  Central  America,  6 in  Puerto  Rico,  1 in Guam,  and 1 in
Iceland.

      The Area  Director or master  franchisee is required to open a specified number  of  Restaurants  annually  throughout  the life of the  Area  Director marketing agreement or master franchise agreement.

      In 1999,  we changed  the date of our fiscal year end to  September  30.
Therefore,  our 1999 fiscal year, which ended on September 30, 1999, contained only three quarters.

        On November  13,  2000,  we  commenced a self tender offer to purchase all  outstanding  shares  of our  common  stock,  except  for  shares  held by
Messrs  Richard E.  Schaden,  Mr.  Richard F. Schaden and Frederick H. Schaden
(the  “Schadens”),  at a price of $8 per share, net in cash to the seller (the
“Tender  Offer”).  The Tender Offer expired at midnight  Monday,  December 11,
2000.   Shareholders   tendered  and  we  purchased   661,155  shares  of  our
outstanding  common  stock.  In  addition,   we  purchased   preferred  stock,
warrants and options  convertible or exchangeable into 1,056,906 shares of our common  stock.  In  connection  with the  Tender  Offer,  we closed a loan for
$13.8  million with Levine  Leichtman  Capital  Partners II, L.P.  (“Levine”).
After the Tender Offer,  as of December 18, 2000,  we had 2,346,766  shares of common stock issued and outstanding, 66.1% of which is held by the Schadens.

        In October  2000,  as part of the tender  offer we formed a new wholly owned  subsidiary,  The Quizno’s  Franchise  Company (QFC),  which will be the franchisor for all franchise agreements,  area director agreements, and master franchise  agreements  entered into after  December 12, 2000. At some point in
the  future,  The  Quizno’s   Corporation  may  assign  all  of  the  existing
franchise, area director, and master franchise agreements to QFC.

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

      The  Restaurants'  upscale  decor is designed to convey an Italian  deli ambiance and to match the upscale quick service  market niche  represented  by the product.  Open kitchens allow  customers to watch as their  sandwiches are prepared.  The decor package for the  Restaurants  includes  reproductions  of old Italian food product labels, and hand-painted  Italian style posters.  The
Italian theme is prevalent throughout a Quizno’s Restaurant.

      Besides  a  pleasant  upscale   environment  for  in-house  dining,  the
Restaurants  offer  conveniently   packaged  meals  for  carry  out  to  serve
lunchtime  office  workers and to serve the home meal  replacement  segment of the market.

      The  Restaurants  are also  located in mall food courts and are designed to operate in smaller spaces while  retaining the same ambiance and decor as a
traditional   Quizno’s   Restaurant.   “Quizno’s   Express”   Restaurants  are
typically  smaller  units  established  at such  non-traditional  locations as convenience and gasoline stations,  sports facilities,  hospitals, and college campuses.  Quizno’s  Express  units  offer an  extensive  variety of  Quizno’s sandwiches.  Soups,  salads  and  desserts  are  also  available  at  Quizno’s
Express  units.  Quizno’s  Express  units will  typically  share  common  area seating or may have very  limited  seating at venues  designed  primarily  for take out.

Concept and Strategy

      Our marketing strategy is to position the Restaurants  between fast food and full-service  dining.  We believe that consumers are looking for a healthy and tasty  alternative to typical fast foods; in particular,  they are looking for an  alternative  to fast  food  hamburgers  and fried  foods.  At the same time,  we believe  many busy  families are looking for a more  convenient  and reasonably  priced  alternative to  full-service  dining.  Quizno's offers all the  convenience  of  typical  fast  food in  terms  of  quick  ticket  times, affordability,  and carry out and home meal  replacement  options,  but with a fresh,  tasty  alternative  to fast food  products.  In terms of  full-service dining benefits,  Quizno's offers more comfortable dining rooms than most fast food  restaurant  concepts as well as other dining options -- such as catering and delivery --  generally  not  available in the fast food arena.  We believe our  concept  is well  positioned  to fill a growing  niche in the  restaurant business  between fast food and  full-service  dining.  The  Quizno’s  concept also  accommodates  a variety  of dining  options  from  comfortable  in-house dining to lunchtime carry out to home meal replacement.

      Our goal is to build a strong  and  consistently  profitable  nationwide chain of Restaurants with  international  expansion of the chain into selected foreign  markets.  The primary  vehicle for achieving  our planned  growth has been our Area  Director  marketing  program  and,  more  recently,  our master franchise program.

      Our  revenues  are  primarily  derived  from a  royalty  on all sales at franchised  Restaurants,  initial franchise fees from each franchise sold, and fees collected from Area Directors or master  franchisees,  as well as revenue generated  from  company-owned  Restaurants  and license fees  generated  from licensing  our logos or in  exchange  for  allowing a product  company to sell
proprietary   Quizno’s  items.   Franchisees,   master  franchisees  and  Area
Directors pay fees to us only once in connection  with  execution of franchise
agreements,   master  franchise   agreements,   and  area  director  marketing
agreements,  respectively.  Royalties provide a long-term continuing source of revenue.  Franchise  fees and royalties are expected to increase as the number of  franchised  Restaurants  in operation  increases.  We may also  repurchase certain area  directorships  and territories in the future as we did in fiscal
2000. The royalty rate is currently 7% for  traditional  Restaurants,  and the royalty  rate is 8% for Quizno’s  Express  units;  however,  a small number of franchisees  operate under older agreements that set lower royalty rates at 4%
or 6%.

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

Area Director and Master Franchise Agreements

      We offer Area Directors a domestic  geographical  territory within which to  sell  franchised  Restaurants  pursuant  to  an  area  director  marketing agreement.  This  program  is  designed  to  assist  us  in  accelerating  the marketing and sale of franchises and the selection of Restaurant  locations in the  territory.  Each  territory  is based on areas of dominant  influence  of local  television  broadcast  stations as defined by the television  broadcast industry.  Our growth strategy clusters  Restaurants in particular  television markets in order to facilitate implementation of  our advertising program.

      Each Area  Director  pays us a fee based on the total of the  population in the  territory.  At present,  the fee is $.07 per person located within the territory,  plus a training fee of $10,000.  The  population  based portion of this fee is deemed fully earned by us when paid and is not refundable.

      Area Directors are required to market  franchises for  Restaurants to be located within the territory.  The Area Director  agrees to open,  through the sale of franchises,  a specified number of franchised  Restaurants  within the territory during the term of the area director  marketing  agreement The sales and  opening  schedules  are  lower  in the  first  years  of the  development period.  The  area  director  marketing  agreement  does  not  grant  the Area
Director the exclusive  right to market  franchises or solicit  franchisees in the  territory,  but it does  grant the Area  Director  the  right to  receive certain  fees  and  royalties,  described  in  more  detail  below,  from  all franchised  Restaurants  and  company-owned  Restaurants  established  in  the territory  during  the term of the area  director  marketing  agreement  (with certain  exceptions).  We reserve the right under the area director  marketing agreement  to  market  and  sell  franchises  and to  establish  company-owned
Restaurants in a territory.

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

      As of December  18, 2000,  we had 58 Area  Directors  whose  Territories cover  approximately  60% of the population of the United States. We have also sold master franchise  rights for Canada,  Japan,  United Kingdom,  Australia,
Netherlands,  Luxembourg, Belgium, Mexico, Venezuela, Peru, Dominican Republic
and  other  Caribbean   islands,   portions  of  Central   America,   Iceland,
Switzerland, Taiwan.

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

      Each  domestic  Area Director is paid a commission of 40% of the royalty fees  collected by us from each  franchised  Restaurant  or of royalties  that would  otherwise  be payable by  company-owned  Restaurants  in the  territory opened and operated during the term of the area director marketing  agreement, so long as the Area Director  performs the services  described above,  subject to certain  exceptions in some contracts for  pre-existing  Restaurants in the territory,  "Turnkey"  Restaurants,  and conversion  Restaurants for which the
Area  Director  is  paid a  flat  monthly  fee  of  $200  per  Restaurant  for performing  support  services.  Other forms of agreement  exclude  airport and other  non-traditional  units from the commission  payment  obligation.  Under some forms of agreement,  Area Directors are entitled to an ongoing commission of 1% on gross sales of  Restaurants  open and  operating in the  territory on the date the area  director  marketing  agreement  is  terminated  because  of failure to meet the sales or opening  goals,  through  either the initial term of the  underlying  franchise  agreement  or five  years  (15  years  for area director  marketing  agreements  executed  before January 1998),  whichever is less.  This approach  rewards the Area Director for selecting  higher  quality franchisees and higher quality locations while  discouraging the Area Director from  selecting  locations  that are too close  together.  In  addition to the foregoing,  the Area  Director is entitled to receive a  commission  of 50% of the  initial  franchise  fee paid to us for  each  franchise  sold and  opened within the territory during the term of the area director marketing agreement.

      We have a program  under  which we will  finance up to 50% of the Master
Franchise and Area Director  marketing  fees for certain  approved  candidates who have the  experience  and skill  requirement  sought by us for our  Master
Franchise’s  and Area  Directors,  but do not have  sufficient cash to pay the fee in  full.  The  master  franchise’s  and  Area  Director  is  required  to personally  sign a promissory  note due to us for the amount  financed,  which typically  will bear  interest at 15% per year  (although we may offer a lower interest rate in certain  circumstances) and be repaid in monthly installments over five  years.  The  promissory  note is secured by the Master  Franchise’s and Area Director  marketing  agreement and by other  collateral  unrelated to the business.

Franchise Program

      We  authorize  individuals  and  companies,  within the  United  States, called  "Franchisees" or “Owners,” to establish and operate  Restaurants at an approved  location pursuant to the terms of a franchise  agreement.  Under the franchise  agreement,  we  undertake  to  perform  or have  performed  certain services  with  respect to the  opening  and  operation  of a  Restaurant.  In
connection  with  the  opening  of  a  Restaurant,   those  services   include
(i) review and approval of the proposed Restaurant location,  (ii) review and approval of  construction  plans for the Restaurant,  (iii) identification  of sources  of supply  for items  which are  ordinarily  necessary  to  operate a
Restaurant,  (iv) an  operations manual providing  detailed  instructions with respect to  operation  of the  Restaurant,  (v) training  with  respect to our
method  of  operations,   including  operating  procedures,  food  preparation
techniques,  controls,  promotion  programs,  management and public relations, and (vi) pre-opening  assistance.  After opening of the Restaurant, we provide
continuing   advice  and  consultation   with  respect  to  operation  of  the
Restaurant.  From  time to  time,  we have to take  over  the  operation  of a
Restaurant from an unsuccessful  franchisee and operate the Restaurant until a new franchisee is found.  Our  investment in such  operations may be recovered at the time the Restaurant is transferred to the new franchisee.

      The current  franchise fee for the Owner’s first  Restaurant is $20,000,
$15,000  for the  second,  and  $10,000  for  the  third  and  any  additional franchise  agreement.  We offer the franchise for a Quizno’s Express unit at a reduced  franchise  fee of  $10,000.  The  Owner  also  pays  us a  continuing royalty  fee of 7% of  the  Owner's  gross  sales  (8%  for  Quizno’s  Express franchises).  Old  forms  of  the  franchise  agreement  require  royalty  fee payments  at rates  between 4% and 6%.  “Gross  sales” is defined as all sales whether on credit or for cash,  and all revenues from any source caused by the operation of the Restaurant,  whether  directly or indirectly  relating to the operation  thereof.  Sales  tax  and  any  other  state  or  federal  tax  are excepted.  The  Owner  also pays  advertising  fees to The  Quizno’s  National
Marketing  Fund Trust and one of three  Regional  Marketing  Fund Trusts in an amount  equal to a total of 1% to 4% of the  gross  sales,  which are used for advertising,  marketing,  and  public  relations  programs  and  materials  to enhance and build the image and  goodwill of the  Quizno's  system.  There are certain  other  fees  that  must be paid by the  Franchisee  to us in order to reimburse us for costs  incurred in  connection  with the  establishment  of a
Restaurant.  The total average cost to a Franchisee  for opening a traditional
Restaurant  ranges  between  $170,150  and  $232,150   including  the  initial
franchise fee, with most of the variation  attributable  to differences in the costs of leasehold  improvements  for the Restaurant,  size of the Restaurant, and whether the unit is a traditional or Express Restaurant.

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

      We  have  entered  into  an  agreement  with  a  national  food products distributor that allows Owners to obtain meat products, produce and other food and non-food items necessary for operation of franchised Restaurants at prices more  favorable than those that could be obtained by individual Owners. All of the  purchasing  of  the  ingredients  for the  food  products  offered in the
Restaurants  is  done  centrally  by  us  which   allows  for  better  quality
control.  Each  Owner then contacts  the  distributor  directly to obtain  the
items  needed  for  the  Owner's  Restaurant,   which  are  delivered  by  the
distributor.  The distributor  bills the Owner  directly for all items ordered and we are not liable for any amounts owed by the Owners. We have entered into an  agreement  to change to a new National food products distributor effective
January  2001.  On  August 25, 2000,  we  formed a new wholly owned subsidiary named  American  Food  Distributors,  Inc.,  a  Colorado corporation primarily engaged  in  the business of purchasing proprietary products from  third-party manufacturers and  then  reselling  those  products  to  a distributor for use in the  Restaurants  (AFD).  We plan to purchase and resell virtually  all our
proprietary   products  through AFD. We  anticipate  that the organization  of
AFD may result in certain  cost  efficiencies and savings that would translate to  reduced  product  prices  for our  franchisees, increased contributions to our national and regional marketing funds, and increased revenue and  earnings for us. At this point, it is impossible to predict the extent of those amounts or how they will be allocated.

      We retain the right to approve the terms of the Owner's  lease.  We must review  the lease as part of the  approval  process.  The Owner pays the costs for the review of the lease.  We also  reserve the right to enter into a lease directly with each landlord and then to sublease to the Franchisee.

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

      The Owner  agrees to maintain  books and records for the  Restaurant  in accordance with the  requirements  and  specifications  set forth from time to time by us. The  Franchisee  is  required  by the  franchise  agreement  to be responsible  for submitting all required  reports to us when and in the manner or format required by us.

      In order to provide  for proper  financial  tracking  and  planning  for
Owners,   we  began  providing  a  restaurant   bookkeeping   service  to  our
Restaurant  Owners  in  1994.  In  mid-1998,  we  outsourced  the  bookkeeping function.  This  service  is  intended  to assure  the  Owners  have  accurate financial  records  as  well  as to  allow  us  to  keep  accurate  systemwide statistics.  Franchise  agreements  executed after February 10,  1995, require
Owners to use this  bookkeeping  service for the first year of operations  for the Owner's first unit for a fee of $85 per week, including payroll.

      The Owner must submit copies of all proposed  advertising or promotional materials for approval by us prior to use.

      We have the right to  terminate a franchise  agreement  for a variety of reasons,  including  a  Franchisee's  failure  to make  payments  when  due or failure to adhere to our policies and  standards.  Many state  franchise  laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

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

Franchise Marketing Programs

      In order to  facilitate  the  marketing of  franchised  Restaurants,  we devote resources for national print media, sales staff,  marketing  materials, and trade  shows.  In  addition,  we have  specific  programs  to  market  our franchises, which are discussed below.

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

      National  Advertising.  We  continue  to  advertise  nationally  for new franchisees on a regular and consistent basis in national,  regional and local publications.

Company-Owned Restaurants

      As of December 15, 2000, we own and operate 33 Quizno's Restaurants,  22 of which are  located in  Colorado,  and 11 are  located in Kansas.  In fiscal
2000,  Company-owned  Restaurants  generated $ 1,193,730 in earnings.  We also currently  own and  operate one  Quizno’s  Restaurant  held for resale,  which incurred losses totaling $ 12,634 in fiscal 2000.

      While we may add new  Company-owned  Restaurants  from time to time,  we expect  most of our  growth  in the  foreseeable  future  to  result  from the development of franchised Restaurants.

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

Advertising

      Our  advertising  staff  develops  advertising  campaigns for use at all
levels  to  support  consumer  sales  in  the  Restaurants.   Each  franchised
Restaurant  currently  pays  1%  of  gross  sales  to  the  Quizno’s  National
Marketing  Fund  Trust  and up to 3% of gross  sales to one of three  Regional
Fund  Marketing   Trusts.   All   company-owned   Restaurants   must  pay  the
advertising   fees  on  an  equal   percentage   basis  with  all   franchised
Restaurants.  We use  the  advertising  fees to  create,  produce,  and  place advertising,  in-store signs, in-store promotions, and commercial advertising;
to pay agency costs and commissions;  to create and produce video,  audio, and
written   advertisements;   to  administer  regional   advertising   programs,
including  direct  mail and other  media  advertising;  to employ  advertising agencies and  in-house  staff  assistance;  and to support  public  relations,
market  research,   and  other  advertising  and  marketing  activities.   The
advertising may be disseminated in print,  television,  or radio. The coverage has been local or  regional,  and,  since  early 1998,  we have used  national cable television campaigns.

      Through  July 10,  2000,  each  traditional  Restaurant  was required to spend 3% of sales for local  advertising  or  promotions.  Effective  July 11,
2000 this 3% of sales was  allocated  into one of three  Regional  Advertising
Trusts.

Competition

      Restaurant  Operations.  The restaurant  industry is highly  competitive with  respect to price,  service,  food  quality  and  location  and there are
numerous   well-established   competitors  possessing   substantially  greater
financial, marketing, personnel and other resources than we possess.

      We  compete  in the  sandwich  segment  of the fast  food  industry,  an industry long  dominated by hamburger  chains.  We believe that within the sub sandwich  segment,  our largest  competitors  by number of stores to be Subway and  Blimpie.  Subway,  the nation's  largest  submarine  sandwich  restaurant chain,  has in excess of 12,000  units in the U.S.,  while  Blimpie  has grown significantly  in recent years and has  approximately  2,100  domestic  units.
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

      Franchise  Competition.  In addition to our  Restaurant  operations,  we compete with fast food chains,  major restaurant  chains and other franchisors
for  franchisees.   Many  franchisors,   including  those  in  the  restaurant
industry,  have greater market  recognition and greater  financial,  marketing
and  human   resources   than  we  have.   We  believe  that  we  can  compete
successfully  for franchisees for several  reasons.  The total cost of opening a Quizno’s  Restaurant  tends to be lower than that of hamburger fast food and full-service  dining  restaurants.  The ratio of sales revenue per  restaurant to restaurant  opening costs is also better for Quizno's  Restaurants than for most of our  competitors.  Finally,  the  ambiance  of  Restaurants  offers  a
Franchisee a pride in ownership that is unique to the Quizno's concept.

      We  do  not  have   significant   costs  associated  with  research  and
development.

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

      We are also  subject to state and  federal  labor  laws that  govern our
relationship   with  our  employees,   such  as  minimum  wage   requirements,
overtime, working conditions and citizenship requirements,  or customers, such as the Americans  with  Disability  Act.  Significant  numbers of food service and  preparation  personnel are paid at rates governed by the federal  minimum wage.  Accordingly,  increases in the  benefits  under any of these laws would increase labor costs to us and our franchisees.

      We do not  have any  significant  costs  related  to  environmental  law compliance.

Trademarks

      We presently  own the  following  principal  trademarks or service marks
(the  “Marks”).  All of our  primary  Marks  (except  for the  last  one)  are registered  on  the  Principal  Register  of  the  United  States  Patent  and
Trademark Office:

         Mark                    Registration Number       Registration Date
---------------------------     ---------------------     --------------------

"QUIZNO'S" service mark              1,317,420              January 29, 1985

"QUIZNO'S" service mark              1,317,421              January 29, 1985

"QUIZNO'S & Design" service
mark                                 1,716,834              September 15, 1992

"QUIZNO'S EXPRESS CLASSIC
SUBS" service mark                   2,086,598              September 19, 1996

“QUIZNO’S SUBS OVEN BAKED
CLASSICS and DESIGN”                 2,228,680              March 2, 1999

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

                                   Application or      Application or
                                    Registration        Registration
  Country          Trademark           Number               Date           Status
------------       -----------     --------------      ---------------   ------------

Australia           Quizno's       App. # 789815        30 March 1999        Pending

                    Quizno's Subs
Australia           Oven Baked
                    Classics       App. # 789814        30 March 1999        Pending

Canada              Quizno's       Reg. # 489496        6 February 1998      Registered

                        Quizno's Subs

Canada              Oven Baked
                    Classics (and  App. # not yet
                     design)        available                                Pending

Europe-CTM          Quizno's       App. # 1057223      28 January 1999       Pending

                    Quizno's Subs
Europe-CTM          Oven Baked     App./Reg. # 1057264  4 October 2000       Registration
                    Classics                                                  No. pending

Great Britain       Quizno's       Reg. # 1576926      18 August 1995        Registered

                    Quizno's Subs
Great Britain       Oven Baked
                    Classics (and
                    design)        App # 2197852

Japan               Quizno's       Reg. # 4275508      21 May 1999           Registered

                    Quizno's Subs
Japan               Oven Baked
                    Classics (and  App. # 17745/99      1 March 1999         Pending
                    (design)

Mexico              Quizno's       Reg. # 502259       30 August 1995        Registered

Puerto Rico         Quizno's       None                23 September 1997     Pending

Singapore           Quizno's       Reg. # 6014/94      12 September 1994     Registered

South Korea         Quizno's       Reg. # 29994        11 January 1996       Registered

Iceland             Quizno’s       App. # 1909/2000    25 May 2000           Pending

Switzerland         Quizno’s       App. # 06203/2000   24 May 2000           Pending

      We have also filed trademark applications in several Central American countries, all of which are currently pending.  There are no agreements currently in effect which significantly limit our right to use or license the use of the Marks.

Employees

      As of  December 15,  2000,  we employed  92  full-time  employees  and 2
part-time  employees.   In  addition,   we  employed  109  full-time  and  218
part-time  employees in our Company-owned  Restaurants.  Our employees are not covered by any collective  bargaining  agreement and  management  believes our employee relations are excellent.

ITEM 2.     DESCRIPTION OF PROPERTY

       We lease our  headquarters  office space of 14,866  square feet at 1415
Larimer  Street,  Denver,  Colorado.  We also lease the  premises  for each of the 35  Company-owned  and operated  Restaurants  and the Cowboy Bar at Denver
International Airport, at September 30, 2000, as follows:

1.     12201 East Arapahoe Road, #B7    Englewood, CO 80112         2,486 sq. feet
2.     6525 Gunpark Drive               Boulder, CO 80301           1,976 sq. feet
3.     191 Blue River Parkway           Silverthorne, CO 80498        931 sq. feet
4.     8081 East Orchard Road, #67      Greenwood Village, CO 80111 3,166 sq. feet
5.     2311 30th Street                 Boulder, CO 80301           1,400 sq. feet
6.     9425 South University Blvd.      Highlands Ranch, CO 80126   1,919 sq. feet
7.     1275 Grant Street                Denver, CO 80203            1,400 sq. feet
8.     1250 South Hover Road, Bldg. 8A  Longmont, CO 80501          2,350 sq. feet
9.     1660 Lincoln Street, # 105       Denver, CO 80264            1,660 sq. feet
10.    10450 West Colfax                Lakewood, CO  80215         1,992 sq. feet
11.    4495 North Washington            Denver, CO  80216           1,903 sq. feet
12.    14413  West Colfax               Lakewood, CO 80401          1,300 sq. feet
13.    999 18th Street,  # 136          Denver, CO 80202            1,360 sq. feet
14.    270 West 14th Street             Denver, CO 80204            1,700 sq. feet
15.    4403 South Tamarac Parkway       Denver, CO 80237            2,420 sq. feet
16.    818 17th Street                  Denver, CO 80202            1,800 sq. feet
17.    2401 West Central                El Dorado, KS 67042         1,800 sq. feet
18.    738 North Waco                   Wichita, KS 67203           1,151 sq. feet
19.    4100 East Harry, #55             Wichita, KS 67218           1,850 sq. feet
20.    3300 North Rock Road             Wichita, KS 67226           1,840 sq. feet
21.    2792 South Seneca                Wichita, KS 67217           1,700 sq. feet
22.    2407 West 21st Street            Wichita, KS 67203           1,225 sq. feet
23.    602 North Tyler                  Wichita, KS 67212           1,500 sq. feet
24.    678 East 47th Street South       Wichita, KS 67216           1,540 sq. feet
25.    1695 Larimer Street              Denver, CO 80202            2,981 sq. feet
26.    305 McCaslin Blvd. #6            Louisville, CO  80027       1,500 sq. feet
27.    12003 Pecos St.                  Westminster, CO  80234      2,400 sq. feet
28.    6765 W. 120th Ave.               Broomfield, CO  80020       2,100 sq. feet
29.    5131 S. Yosemite                 Greenwood Village, CO 80112 1,600 sq. feet
30.    1387 S. Boulder Rd., Unit G      Louisville, CO  80027       2,100 sq. feet
31.    12607 Metcalf                    Overland Park, KS  66213    2,000 sq. feet
32.    11029 Metcalf                    Overland Park, KS  66120    1,520 sq. feet
33.    1213 State Street, Unit A        Santa Barbara, CA  93101    1,485 sq. feet
34.    8700 Pena Blvd.                  Denver, CO  80249           4,209 sq. feet
35.    8900 Pena Blvd.                  Denver, CO  80249           1,761 sq. feet
36.    8700 Pena Blvd.                  Denver, CO  80249           2,724 sq. feet

ITEM 3.  LEGAL PROCEEDINGS

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

      The Quizno's  Corporation  v. Quizno's of Tampa Bay, Inc.; The Quizno's
Corporation v. Quizno's of Central Florida,  Inc., Quizno's of Jacksonville,
Inc., David M. Black and Barbara Jill Black (United States District Court for
the District of Colorado,  No.  00-253)  (the Black  Litigation).  The Blacks,
through their various  entities,  were area  directors in Florida.  In January
2000, we discovered  that the Blacks had deposited  checks for franchise  fees
(made payable to The Quizno's  Corporation) into their business accounts.  The
Blacks then sent  reduced  amounts to Quizno's.  The Blacks also  defaulted on payment  obligations  under  promissory  notes entered into in connection with the sale of the area  directorships.  Upon learning of the Blacks' action,  we
terminated   the  underlying   area  director   agreements  and  commenced  an
arbitration  against Quizno's of Tampa Bay, Inc., and a federal district court action  against the other  entities on January 4, 2000.  Both  actions  allege
claims  for  breach  of  the  area   director   agreements  as  well  as  seek
indemnification  arising from the Blacks' actions.  Both actions also name the
Blacks individually.

      On November 3, 2000,  the parties  entered into a  settlement.  Pursuant to the settlement  agreement,  we paid the defendants  $20,000 and forgave the balances owed under the promissory  notes.  The defendants  gave up all rights to the area director territories,  and the parties exchanged a full release of all claims.  On November  16,  2000,  the federal  district  court  action was
dismissed  with  prejudice.   The  arbitration   action  had  previously  been
dismissed.

      The Quizno’s  Corporation  v. Cy Thomas  Plyler  (American  Arbitration
Association,  Denver  Colorado,  No. 77 181 00203  00.  On July 10,  2000,  we
terminated an area director  agreement with Cy Thomas  Plyler,  for failure to meet the required  development  schedule.  On the same day, we instituted this action in the Denver office of the American Arbitration Association,  in which we sought  damages  for  failure  to comply  with the  agreement  as well as a declaration  that the agreement was properly  terminated.  On August 11, 2000,
Plyler filed and answering  statement denying our claims and counterclaims for breach of contract.  Plyler claims  damages in excess of  $1,000,000  based on lost future  revenue from the  territory.  He also seeks  indemnification  and attorney  fees.  We believe that we  rightfully  terminated  the agreement and intend to contest  the  counterclaims  and to pursue our  claims.  The case is currently  in  pre-trial  discovery.  No trial  date has been set.  We believe that any loss in this  matter  would be a covered  claim  under our Errors and
Omissions Insurance Policy.

      Danny  Markovitz & Lee McGowan v. The  Quizno’s  Corporation  (District
Court for the City & County of  Denver,  Colorado,  No.  00CV4134.  On June 2,
1999,  we terminated an area  director  agreement  with Danny  Markovitz & Lee
McGowan  for failure to meet the  required  development  schedule,  failure to make payments on the promissory  note given in connection with the sale of the area  directorship,  and  failure  to  comply  with  other  provisions  of the agreement and related  documents.  On June 20, 2000, the plaintiffs  commenced this action, alleging breach of contract, unjust enrichment,  violation of the
Colorado Consumer  Protection Act,  fraudulent  misrepresentation,  fraudulent
concealment,   negligent  misrepresentation,   intentional  interference  with
contract,  and violations of the Colorado Securities Act as well as securities
fraud.  The  claims  all  arise  from  the  plaintiffs’   allegation  that  we
wrongfully  terminated the agreement and in alleged  wrongful acts (failure to timely  provide  a UFOC  or to  disclose  the  terms  of the  promissory  note
collateral)   taken   by  us  in   connection   with  the  sale  of  the  area
directorship.  We have  denied  those  claims  and  believe  that we  properly terminated  the  agreement.  The case is currently in pre-trial  discovery and is set for trial in June 2001.  We believe  that any loss in this matter would be a covered claim under our Errors and Omissions Insurance Policy.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were  submitted to a vote of security  holders of the Company during the fourth quarter of its fiscal year ended September 30, 2000.

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is traded in the NASDAQ  Small-Cap  Issues Market under the symbol  "QUIZ." The  following  table shows high asked,  low bid and close price  information  for each  quarter in the last two fiscal years as reported by Prophet Information  Services,  Inc., a provider of online historical stock price data for all major U.S.  securities  markets.  Such  quotations  reflect inter-dealer prices,  without retail mark-ups,  markdowns or commissions,  and may not necessarily represent actual transactions.  On December 18,  2000, the stock closed at $ 7.50.

Fiscal Year Ended September 30, 1999

                            High                Low               Close
                          --------            -------            -------
First Quarter              $7.75               $6.88              $7.19
Second Quarter             $7.75               $6.50              $7.25
Third Quarter              $9.50               $6.94              $8.25

Fiscal Year Ended September 30, 2000

                            High                Low               Close
                          --------            -------            -------
First Quarter              $9.00               $7.25              $7.38
Second Quarter             $7.94               $5.88              $7.94
Third Quarter              $8.00               $5.88              $7.00
Fourth Quarter             $7.38               $5.88              $6.44

      There  were 93 holders of record of our  Common  Stock as of  December 18,
2000. This number includes shareholders of record who hold stock for the benefit of others.

      The tender offer  reduced the number of our  outstanding  shares and the number of our  shareholders.  Our Board of Directors  could take other actions that would  result in a  second-step  transaction  in which all the  remaining public  stockholders would receive cash for their shares.  However,  our Board of Directors  has not made any  decision to take the company  private or as to whether,  or when,  a  second-step  transaction  such as a merger or a reverse stock  split would be  completed.  A  second-step  transaction  would  require
approval  by  our  Board  of  Directors  and  may  require   approval  by  our
stockholders,  depending  on the nature of the  second-step  transaction.  The members of the  Schaden  family  owning  shares  would be able to control  the outcome of any stockholder  vote on a second-step  transaction.  The Board may also decide to deregister  our shares  (assuming that we meet the criteria for such  delisting),  in which  case we would no  longer be a  reporting  company under the  Securities  Exchange Act of 1934, nor would our shares be traded on any public exchange.

      We  believe  that the tender  offer may result in our  company no longer meeting the net tangible asset or other  requirements for continued listing on the  Nasdaq  SmallCap  Market.  In that  event,  we  would  be  traded  on the
National  Association of Securities  Dealers,  Inc.  Electronic Bulletin Board
(the "OTCBB"),  which may provide less liquidity and less price  publicity for remaining shareholders.

      We do not  expect  to pay  any  dividends  on our  Common  Stock  in the foreseeable  future.  Management  currently  intends to retain  all  available funds for the  development of our business,  for use as working  capital or to repurchase common stock.

      In October  1999,  we  announced a program to  repurchase  up to 200,000 shares of our common stock.  The program was terminated on or about  September
30,  2000,  and at such time we had  repurchased  144,005  shares  under  such program.  The prices at which  shares  were  repurchased  ranged from $6.03 to
$8.875, and the average price was $8.38.

      During the last  quarter of the fiscal year ending  September  30, 2000, we sold the following  securities without registration with the Securities and
Exchange Commission pursuant to the exemption noted:

     Securities               Number                                    Exemptions
       Sold          Date    of Shares   Consideration    Purchasers      Claimed
-----------------  --------  ---------   -------------    ----------   ------------

Common Stock      8/8/00     2,918       $20,429 Plan     Quizno’s      Section 4(2)
                                          obligation       401(k) Trust

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Forward-Looking Statements

      Certain of the  information  discussed  in this  annual  report,  and in particular in this section entitled  "Management's  Discussion and Analysis or
Plan of  Operation,"  are  forward-looking  statements  that involve risks and uncertainties  that might adversely affect our operating results in the future in a material way. Such risks and uncertainties  include,  without limitation, the effect of national and  regional  economic  and market  conditions  in the
U.S.  and the other  countries  in which we  franchise  Restaurants,  costs of labor and employee  benefits,  costs of  marketing,  the success or failure of marketing  efforts,  costs of food and non-food items used in the operation of the  Restaurants,  intensity of competition  for locations and  Franchisees as
well  as  customers,   perception  of  food  safety,   spending  patterns  and
demographic  trends,   legal  claims  and  litigation,   the  availability  of
financing  for us and  our  Franchisees  at  reasonable  interest  rates,  the availability and cost of land and  construction,  legislation and governmental regulations,  and accounting  policies and practices.  Many of these risks are beyond our  control.  In  addition,  specific  reference  is made to the "Risk
Factors” section contained in our Prospectus,  dated January 9, 1998, included in the Registration  Statement on Form S-3 filed by our company  (Registration
No. 333-38691).

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
Culinary  fashions among  Americans and people in other  countries in which we franchise  the  Restaurants  will also  impact  our  profitability.  As eating habits  change and types of cuisine move in and out of fashion,  our challenge will be to formulate a menu within the  Quizno’s  distinctive  culinary  style that appeals to an increasing market share.  Finally,  the intense competition in  the  restaurant  industry  continues  to  challenge  participants  in  all segments of this industry.

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

Overview

     In November 1999, we announced that we had changed our fiscal year end from
December 31 to September 30. The financial  statements included with this 10-KSB filing  reflect our balance sheet as of September 30, 2000 and 1999 and December
31, 1998 and the related statements of operations, stockholders’ equity and cash flows  for the  year  and  nine  months  ended  September  30,  2000  and  1999, respectively,  and the year ended  December  31,  1998.  Included  below are the statements of operations for the years ended September 30, 2000 and 1999 and the statements  of cash  flows  for the years  ended  September  30,  2000 and 1999.
Amounts for the year ended  September  30, 1999 are  unaudited.  For purposes of
Management’s Discussion and Analysis or Plan of Operation, we believe that these twelve-month  statements and  comparisons  provide a more  meaningful  analysis.
Therefore,  all comparison and analysis included in this Management’s Discussion and  Analysis  or Plan  of  Operation  will be  based  upon  these  twelve-month statements and related data. Unless noted otherwise,  all references to 2000 and
1999 refer to the years ending September 30, 2000 and 1999, respectively.

                    Consolidated Statements of Operations

                                                 For the Year Ended September 30,
                                                 --------------------------------
                                                      2000             1999
                                                 --------------     -------------
                                                                   (Unaudited)
Franchise operations:
   Revenue
        Continuing fees ........................   $ 18,072,077    $ 10,412,414
        Initial franchise fees .................      5,730,662       3,610,042
        Area director and master franchise fees       1,361,901       2,131,882
        Other ..................................      1,064,646         508,240
        Interest ...............................        526,761         355,608
                                                   ------------    ------------
            Total revenue ......................     26,756,047      17,018,186
                                                   ------------    ------------

   Expenses
        Sales and royalty commissions ..........     (7,836,912)     (5,302,456)
        General and administrative .............    (12,867,738)     (8,657,357)
                                                   ------------    ------------
            Total expenses .....................    (20,704,650)    (13,959,813)
                                                   ------------    ------------

Income from franchise operations ...............      6,051,397       3,058,373
                                                   ------------    ------------

Company store operations:
   Sales .......................................     14,973,763       8,276,368
   Cost of sales ...............................     (4,373,303)     (2,511,086)
   Cost of labor ...............................     (3,318,489)     (2,222,855)
   Other store expenses ........................     (6,088,241)     (2,924,237)
                                                   ------------    ------------
            Total expenses .....................    (13,780,033)     (7,658,178)
                                                   ------------    ------------

Income from Company stores operations ..........   $  1,193,730    $    618,190
                                                   ============    ============

Other income (expenses):
   Sales by stores held for resale .............   $    194,422    $    997,583
   Loss and expenses related to stores
    held for sale ..............................       (387,576)     (1,260,529)
   Loss on sale or closure of Company stores ...        (43,596)       (127,809)
   Sale of Japan master franchise ..............            --        1,168,801
   Provision for bad debts .....................       (305,285)       (354,827)
   Other expenses ..............................        (41,820)        (68,245)
   Depreciation and amortization ...............     (1,994,887)     (1,280,836)
   Impairment of long lived assets .............       (579,246)          --
   Privatization and acquisition related costs .       (138,164)       (265,472)
   Interest expense ............................     (1,898,901)       (321,718)
                                                   ------------    ------------
            Total other expenses                     (5,195,053)     (1,513,052)
                                                   ------------    ------------

Net income before income taxes .................      2,050,074       2,163,511
Income tax provision ...........................       (747,835)       (353,135)
                                                   ------------    ------------

Net income .....................................      1,302,239       1,810,376
Preferred stock dividends ......................       (186,457)       (179,151)
                                                   ------------    ------------

Net income before cumulative effect of changed
 accounting principle ..........................      1,115,782       1,631,225
Cumulative effect of changed accounting principle
 (net of taxes) ................................            --       (2,769,592)
                                                   ------------    ------------
Net income (loss) applicable to common
 stockholders ..................................    $ 1,115,782    $ (1,138,367)
                                                   ============    ============

                    Consolidated Statements of Cash Flows

                                                     For the Year Ended September 30,
                                                     --------------------------------
                                                           2000             1999
                                                     ---------------     ------------
                                                                          (Unaudited)
Cash flows from operating activities
   Net income (loss) before preferred stock .......   $  1,302,239    $   (959,216)
   dividends
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities -
      Depreciation and amortization ...............      1,919,360       1,179,690
      Impairment of long lived assets .............        579,246            --
      Cumulative effect of changed accounting
       principle ..................................           --         4,388,208
      Provision for losses on accounts and notes
       receivable .................................        305,285         354,827
      Loss on disposal of Company stores ..........         43,596         158,308
      Deferred income taxes .......................       (795,877)     (3,395,416)
      Amortization of deferred financing costs ....         75,527         101,146
      Amortization of deferred area director fee
       revenue ....................................       (404,934)           --
      Area director expenses recognized ...........         40,493            --
      Promissory notes accepted for master
       franchise and area director fees ...........       (415,924)     (1,211,237)
      Other .......................................          9,375          17,972
      Changes in assets and liabilities -
          Accounts receivable .....................     (1,279,762)       (497,682)
          Other assets ............................        (82,339)        108,968
          Accounts payable ........................      1,395,280          95,453
          Accrued liabilities .....................        951,321         384,684
          Deferred franchise costs ................       (404,502)       (536,385)
          Deferred initial franchise fees and
           other fees .............................      3,085,559       5,174,771
          Income taxes payable ....................       (480,912)        851,469
                                                      ------------    ------------
                                                         3,184,645       5,581,278
                                                      ------------    ------------
          Net cash provided by operating activities      5,843,031       6,215,560
                                                      ------------    ------------

Cash flows from investing activities
   Acquisition of Company owned stores ............     (5,832,376)       (286,355)
   Purchase of property and equipment .............     (6,073,744)     (2,139,866)
   Principle payments received on notes receivable         453,931       1,355,282
   Investment in turnkey stores ...................           --            (7,558)
   Short-term investments .........................     (1,060,459)     (3,060,688)
   Acceptance of other notes receivable ...........     (1,159,761)       (362,578)
   Investment by minority interest owners .........           --           151,601
   Purchase of minority interest owners ...........           --          (150,000)
   Intangible and deferred assets .................       (125,958)     (1,262,185)
   Proceeds from sale of assets and stores ........        137,361         213,000
   Deposits .......................................         52,174         (42,805)
   Area director marketing territory repurchases ..     (2,497,945)       (863,984)
   Other investments ..............................           --           (15,000)
                                                      ------------    ------------
         Net cash used by investing activities ....    (16,106,777)     (6,471,136)
                                                      ------------    ------------

Cash flows from financing activities
   Principal payments on long-term obligations ....     (4,142,344)     (1,866,919)
   Proceeds from issuance of notes payable ........     17,548,000       2,242,187
   Financing costs ................................       (646,511)           --
   Redemption of Class B Preferred Stock ..........           --          (500,000)
   Proceeds from issuance of Common Stock and .....        302,380         128,479
   Preferred Stock
   Proceeds from sale of Class D and Class E
    Preferred Stock ...............................        478,611            --
   Repurchase of Class D Preferred Stock ..........         (3,000)           --
   Common Stock repurchased .......................     (1,219,785)           --
   Preferred dividends paid .......................       (186,457)       (179,452)
                                                      ------------    ------------
   Net cash provided by (used by) financing
    activities ....................................     12,130,894        (175,705)
                                                      ------------    ------------

Net increase (decrease) in cash and cash
 equivalents ......................................      1,867,148        (431,281)

Cash and cash equivalents - beginning of year .....        626,828       1,058,109
                                                      ------------    ------------

Cash and cash equivalents - end of year ...........   $  2,493,976    $    626,828
                                                      ============    ============

      In 2000 and 1999,  before the cumulative  effect of accounting  changes, we were  profitable  for the year.  We ended the year  with 972  domestic  and international  Restaurants  open,  another 669 domestic  Restaurants  sold and scheduled  to  open in the  future,  35  Company  owned  Restaurants,  58 Area
Directors,  and  8  international  master  franchisees.  In  2000,  we  earned
$1,302,239  compared to $1,810,376 in 1999 (amounts are before preferred stock dividends).

The following  table reflects our revenue growth by source and Restaurants for the past two years:

                                     For the year ended
                                        September 30,
                                   -----------------------
                                       2000        1999
                                   -----------  ----------
Revenue (000’s)
Continuing fees .................   $ 18,072     $ 10,412
Initial franchise fees ..........      5,731        3,610
Area director and master ........      1,362        2,132
franchise fees
Other ...........................      1,591          864
                                    --------     --------
Franchise revenue ...............     26,756       17,018
Sales by Company owned stores ...     14,974        8,276
Sales by stores held for resale .        194          998
                                    --------     --------
Total revenue ...................   $ 41,924     $ 26,292
                                    ========     ========
Percent increase ................         59%
                                    ========
Earnings before interest expense,
 income taxes, depreciation and
 amortization, preferred stock
 dividends, impairment of
 long-lived assets and cumulative
 effect of a change in accounting
 principle (EBITDA) .............   $  6,523     $  3,766
                                    ========     ========
Restaurants – Domestic and
International
Restaurants open, beginning .....        634          438
New Restaurants opened ..........        374          258
Restaurants closed, Bain’s ......         (4)        --
Restaurants sold, Bain’s ........       --             (31)
Restaurants closed ..............        (31)         (28)
Restaurants closed, scheduled to          (7)          (4)
reopen
Restaurants reopened ............          6            1
Restaurant open, end ............        972          634

Franchises sold, domestic .......        490          525
Franchises sold, international ..         63           52
                                    --------     --------
Total ...........................        553          577
                                    ========     ========

Initial franchise fees collected    $  8,462     $  6,986
(000's)
Systemwide sales, domestic ......   $    273     $    152
(millions)
Average unit volume, domestic (1)   $390,000     $369,000
Same store sales (2) (3)              Up 7.9%

(1)  Average unit volumes of $390,000 and $369,000 are for the nine months ended
September  30,  2000  and  1999,  respectively.   Average  unit  volumes exclude
Restaurants  located  in  convenience  stores  and gas stations and include only
Restaurants open at least one year under the same ownership.

(2) Same store  sales are for the year ended  September  30,  2000  compared  to the comparable  period  in 1999 and is based on 350  stores  open all of 2000 and  1999.
Stores  that  transferred  ownership  during  this  period,  or were in  substantial default of the franchise agreement at September 30, 2000, are excluded.
(3)  Because we are and will  continue to be in an  aggressive  growth mode over the next  few  years,  it is  anticipated  that  same  store  sales  will  fluctuate  as
Restaurants are included from more start up markets.

Results of Operations

Comparison of Years Ended September 30, 2000 and 1999

      Franchise  revenue increased 57% in 2000 to $26,756,047 from $17,018,186 in 1999.  Total revenue  increased 59% in 2000 to $41,924,232 from $26,292,137 in 1999. The revenue  increase  resulted  primarily from  continuing  fees and
Company store sales.

   Continuing  fees increased 74% in 2000 to $18,072,077  from  $10,412,414 in
1999. Continuing fees are comprised of royalties and licensing fees.

      Royalty fees  increased 82% in 2000 to  $15,271,779  from  $8,386,050 in
1999.  Royalty fees are a percentage of each Owner’s sales paid to us and will increase as new franchises open, as the average royalty percentage  increases, and as average  unit sales  increase.  At September  30, 2000,  there were 937 franchises  open  (including  Bain's)  compared  to  607  franchises  open  at
September  30,  1999.  The royalty  rate was 5% for  agreements  entered  into prior to February 11, 1995, 6% for all franchise  agreements entered into from
February 11, 1995  through  March 31, 1998 and 7% for all  agreements  entered into since March 31, 1998.  The royalty for Quizno's  Express units is 8%. The
royalty  paid  to  us  by  master   franchisees  on  international   units  is
approximately  2.1%.  We have no  immediate  plans  to  further  increase  the royalty rate.

        Licensing  fees  are  fees  generated  through  the  licensing  of the
Quizno's  trademark  for use by others,  which  includes  fees  received  from product  companies  to sell  proprietary  products to our  restaurant  system.
Licensing fees are expected to increase as systemwide  sales and the awareness and value of the  Quizno's  brand  increases.  For 2000,  licensing  fees were
$2,800,298  and  $2,026,364 in 1999.  There was no licensing fee revenue prior to January 1, 1998.

   Initial  franchise fees increased 59% in 2000 to $5,730,662 from $3,610,042 in 1999.  Initial  franchise fees are one-time fees paid by Owners at the time the  franchise is  purchased.  Initial  franchise  fees are not  recognized as income until the period in which all of our  obligations  relating to the sale have been substantially  performed,  which generally occurs when the franchise
opens.   Our  share  of  initial   franchise   fees  sold  by  foreign  master
franchisees is recognized  when received.  In 2000, we opened 374  franchises, including  52  international  Restaurants,  as compared to 258,  including  46 international  Restaurants,  opened in 1999.  Our  initial  franchise  fee has been $20,000  since 1994.  Owners may purchase a second  franchise for $15,000 and third and subsequent  franchise for $10,000. The initial franchise fee for a Quizno’s Express franchise is $10,000 for the first,  $7,500 for the second, and  $5,000  for the third and  additional  franchises  purchased  by the same
Owner. Our share of initial  franchise fees for  international  Restaurants is generally 30% of the franchise fee and will vary  depending on the country and the currency exchange rate.

   Initial  franchise  fees collected by us for domestic  franchise  sales are recorded  as  deferred  initial  franchise  fees until the  related  franchise
opens.   Deferred   initial   franchise   fees  at  September  30,  2000  were
$10,664,506  and  represent  669  domestic  franchises  sold  but  not  yet in operation,  compared to  $7,910,648  at September  30, 1999  representing  505 domestic  franchises  sold but not open.  Direct  costs  related  to the sale, primarily sales  commissions to Area Directors,  are deferred on our books and recorded as an expense at the same time as the related  initial  franchise fee is recorded as income.  Deferred costs paid with respect to initial  franchise fees  deferred at September  30, 2000 were  $1,990,275.  Approximately  50% of all domestic initial  franchise fees received by us are paid to Area Directors for sales and opening commissions.

   Area  director  and  master  franchise  fees  were  $1,361,901  in 2000 and
$2,131,882 in 1999. For analysis  purposes,  these amounts are not comparable.
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

   Deferred  domestic  area fees are one-time fees paid to us for the right to sell franchises on our behalf in a designated,  non-exclusive  area.  Domestic area director fees were $672,333 in 2000 and $1,200,813 in 1999.

   The fee for U.S. areas was $.03 per person in the  designated  area through
June 1996,  $.035 from July 1996 through December 1996, $.05 from January 1997 through  December 1997, $.06 from January 1998 through February 1998, and $.07 since  March 1, 1998.  In  addition,  each Area  Director is required to pay a training fee of $10,000.  In 2000, we sold 6 area  directorships.  In 1999, we sold 14 new  area  directorships  including  5  existing  Area  Directors  who purchased  additional  territory.  At September 30, 2000, we had a total of 58
Area  Directors  who  owned  areas  encompassing   approximately  60%  of  the
population of the United States.

   International  master  franchise  fees are one-time fees paid to us for the right to sell  franchises in a designated,  exclusive,  international  market.
The master  franchisee  assumes all of our  obligations  and duties  under the agreement.  We  recognize  these  fees  when  received.  International  master franchise  fees earned were  $689,567 in 2000 and  $931,069 in 1999.  The 2000 fees received were for the Switzerland,  Netherlands, Luxembourg, and Belgium,
$300,000,  Iceland, $80,000, Mexico,  Venezuela,  Peru, Dominican Republic and
other Caribbean islands,  $100,000,  and Taiwan,  $219,567. A total of $40,000 of these fees was deferred until our training  obligations  are completed.  In
2000,  we  recognized  $30,000  of  previously  deferred  fees.  The 1999 fees received were for the United Kingdom,  $510,000,  Japan, $125,000,  Australia,
$221,069,  and the rights to part of  Central  America,  $115,000.  A total of
$40,000  of  the  fees  was  deferred  until  our  training  obligations  were completed.

   We offer domestic Area Director  applicants  financing for up to 50% of the area fee.  The amount  financed is  required to be paid to us in  installments over five years at interest  rates  between 6% and 15%. The  promissory  notes are  personally  signed by the Area  Director  and,  depending on the personal financial  strength of the Area Director,  secured by collateral  unrelated to
the  area   directorship.   We  also  periodically   offer  payment  plans  to
international   Master  Franchisee   applicants.   Of  the  ten  domestic  and
international  areas  sold  in  2000,  4 used  this  financing  for  $415,924, representing  31% of the area  director  fees  recognized  in 2000. In 1999, a total of $1,450,309 was financed, representing 68% of area revenue.

      The  area  director  and  master  franchise  agreements  set  increasing
minimum   performance   levels  that  require  the  area  director  or  master
franchisee to sell and open a specified  number of franchised  restaurants  in each year  during  the term of the area  agreement.  Our  experience  with the
program  to  date   indicates  that  while  some  area  directors  and  master franchisees will exceed their development schedules,  others will fail to meet their  schedules.  In our planning,  we have allowed for a certain  percentage of area directors and master  franchisees that will not meet their development schedule.  Delays in the sale and  opening of  restaurants  can occur for many reasons.  The most common are delays in the  selection  or  acquisition  of an appropriate  location for the  restaurant,  delays in negotiating the terms of the lease and delays in  franchisee  financing.  We may  terminate  an area or master  agreement if the area director or master  franchisee fails to meet the development schedule,  and we then have the right to resell the territory to a new area director or master franchisee or we can operate it.

      Other revenue  increased by 109% in 2000 to $1,064,646  from $508,240 in
1999.  Other  revenue is primarily  amounts paid by  equipment  suppliers  for design and construction,  franchise transfer fees and bookkeeping fees charged
Owners for whom we provided  bookkeeping  services.  Amounts paid by equipment suppliers  were  $566,158 in 2000  compared  to $324,139 in 1999.  This amount will vary based on new store  openings.  Franchise  transfer fees increased in
2000 to $248,000 from $86,500 in 1999.  Since 1995,  our  franchise  agreement requires  all new  Owners  to  utilize  our  bookkeeping  services,  or a firm designated by us, to provide bookkeeping  services,  for their first 12 months of operations.  Bookkeeping  fees were $121,755 in 2000 compared to $30,888 in
1999.  Bookkeeping  fees are paid by the  franchisee  to the  Company and then remitted on to the bookkeeping  service designated by the Company.  These fees represent the amounts  retained by the Company to administer  the  bookkeeping function.

      Sales  and  royalty  commissions  expense  increased  48% to  $7,836,912
(37.3% of royalty and initial  franchise fees) in 2000 from $5,302,456  (44.2%
of  royalty  and  initial   franchise   fees)  in  1999.   Sales  and  royalty
commissions are amounts paid to our domestic Area Directors,  commissions paid to other sales agents and  employees,  and costs  related to sales  promotions and incentives.  Sales and royalty  commission  expense  declined in 2000 as a percentage  of royalty  and initial  franchise  fee due to the  repurchase  of certain area directorships.

      Our domestic  Area  Directors  receive  commissions  equal to 48% of the initial  franchise  fees and 40% of royalties  received by us from  franchises sold,  opened,  and operating in the Area  Director’s  territory.  In exchange for  these  payments,  the  Area  Director  is  required  to  market  and sell franchises,  provide location selection assistance, provide opening assistance to new owners,  and perform  monthly quality control reviews at each franchise open in the Area Director’s territory.

      The Area Director is entitled to receive  commissions during the term of the area director  marketing  agreement and in some cases,  upon expiration of the area director  agreement,  the  commission  paid is reduced to 1% of sales for 5 years.

       Our  foreign  master  franchisees  retain  70% of  initial  fees,  area director fees and royalties paid from  franchises  sold, open and operating in the master franchisee’s  territory,  except the Canadian master franchisee who retained 100% of initial  franchise  fees in 1998 only, and the United Kingdom master  franchisee  who will retain 85% of the initial  franchise fees through
December  31,  2001.  Under  the  master  franchise  agreement,   we  have  no
obligation  to provide  services that will result in any  incremental  cost to us, other than an initial training trip to the country by an employee of ours.

      General and  administrative  expenses  increased 49% to  $12,867,738  in
2000 from $8,657,357 in 1999. As a percent of franchise  revenue,  general and administrative  expenses have  decreased  slightly from 50.9% in 1999 to 48.1%
in 2000.  General and  administrative  expenses  include all of our  operating costs.  The increase is primarily  due to the addition of employees to service the  rapidly  growing  network  of our  Owners  and  Area  Directors.  General administrative  expenses include all of our operating costs.  Although general and  administrative  expenses will likely  continue to increase as we grow, we expect the rate of increase to continue to decline.

      We believe our general and administrative  expenses are adequate and are not excessive in relation to our size and growth.

      Company owned stores earned  $1,193,730 on sales of  $14,973,763 in 2000 compared to $618,190 on sales of $8,276,368 in 1999.  During 2000, we operated stores for a total of 384 store operating  months.  In 1999, we had a total of
257 store operating  months.  Sales per store month increased 21.6% in 2000 to
$39,045 from $32,166 in 1999  primarily due to the  acquisition of Restaurants and other operations at Denver International Airport in November 1999.

      At September  30, 2000,  we had 35 (25 at  September  30, 1999)  Company
owned stores,  including the Cowboy Bar at Denver  International  Airport.  In
2000, we purchased seven  Restaurants,  including the Cowboy Bar, and opened 3 new Restaurants. In 1999, we purchased from an Owner one Restaurant.

      Stores  held for  resale  lost  $193,154  on sales of  $194,422  in 2000 compared to a loss of $262,946  on sales of  $997,583  in 1999.  At  September
30,  2000  and  1999,  we  operated  one  and  two  stores  held  for  resale, respectively.  In 2000, we closed one store and sold one store held for resale and purchased one store from an Owner.

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

      Provision  for bad debts was  $305,285  in 2000  compared to $354,827 in
1999. As of September  30, 2000, we had an allowance for doubtful  accounts of
$272,293 that we believe is adequate for future losses.

      Other  expenses  were $41,820 in 2000  compared to $68,245 in 1999.  The decrease  in the 2000  expense  was  primarily  due to the loss on the sale of assets in 1999.

      Depreciation  and  amortization was $1,994,887 in 2000 and $1,280,836 in
1999. The increase is primarily due to the  acquisition and development of new
Company owned  restaurants,  the acquisition of area director  territories and the purchase of a corporate jet in fiscal 2000.

       Impairment of long-lived  assets was $579,246 in 2000. At September 30,
2000, we determined  that an impairment  related to our carrying  value of the assets  purchased  in November  1997 from  Bain’s was  required  and  expensed
$579,246.

      Privatization  costs  were  $265,472  in 1999 and  represents  our costs associated  with a proposed  going  private  transaction.  As discussed in our
1998 Form  10-KSB,  on December  29,  1998,  we  received a proposal  from our majority  shareholders  to merge the company  into a new entity owned by them, pursuant  to  which  all of our  shareholders  other  than  themselves,  would receive cash for their company  shares.  On August 10, 1999, we announced that the proposal had been withdrawn.  An agreement  regarding all the terms of the transaction  could not be reached  with the Special  Committee of the Board of
Directors  evaluating the offer. In 2000, we incurred  $138,164 of acquisition related expenses.

      Interest  expense  was  $1,898,901  in 2000 and  $321,718  in 1999.  The
increase is primarily  attributable  to the increase in  outstanding  debt. On
October 5, 1999,  we closed on a loan in the principal  amount of  $14,000,000 from AMRESCO Commercial Finance,  Inc. The loan bears interest at 10.9% (10.1%
through  January  31,  2000).  The  proceeds  of the loan were used to pay-off existing debt of $3,320,956,  the majority of which accrued  interest at rates of 10% to  12.75%.  Also,  on  January  26,  2000,  we closed on a loan in the amount of $3,180,000  from GE Capital  Business Asset Funding.  The loan bears interest at 9.53% and is payable in equal monthly  installment  of $52,023 for
5 years.

      Income tax  expense  was  $747,835  in 2000 and  $353,135  in 1999.  Our taxable income has  historically  exceeded our book income  primarily  because initial  franchise fees we receive are taxable income in the year received and are book income in the year the  franchise  opens.  Consequently,  we will not pay income taxes on this income when it is recognized for financial  reporting purposes.  In the first  quarter  of fiscal  1999,  we used all of our tax net operating loss  carryforwards  and incurred a tax liability.  Accordingly,  we reduced the amount  recorded as an  impairment  of our  deferred  tax asset in prior years and recorded the tax benefit of prior years net operating  losses.
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

      Also, during April 1998,  Statement of Position 98-5,  “Reporting in the
Costs  of  Start-Up  Activities”  was  issued.  SOP  98-5  requires  costs  of start-up  activities and  organization  costs to be expensed as incurred.  SOP
98-5  was  required  to be  adopted  in  the  second  quarter  of  1999.  Upon adoption,  we were required to write-off $84,090 (net of $41,417 in income tax benefits) in preopening  related costs that were deferred on the balance sheet as of December 31, 1998.

Liquidity and Capital Resources

      Net  cash  provided  by  operating  activities  was  $5,843,031  in 2000 compared  to  $6,215,560  in 1999,  a decrease  of  $372,529.  The fiscal 2000 amount of $5,843,031 was primarily  related to net income before  depreciation and  amortization  of $3,297,126,  an increase in deferred  initial  franchise fees  of  $3,085,559  and an  increase  in  accounts  payable  of  $1,395,280, partially  offset by an increase in accounts  receivable of $1,279,762  and an increase in the deferred tax asset of $795,877.

      Net cash used in investing  activities was  $16,106,777 in 2000 compared to cash used in investing  activities of  $6,471,136 in 1999.  The fiscal 2000
amount  of  $16,106,777   was  primarily   related  to  the   acquisition  and
development of Company owned  Restaurants  for  $11,906,120 and the repurchase of area director territories for $2,497,945.

      Net cash  provided  by  financing  activities  was  $12,130,894  in 2000 compared to cash  provided by financing  activities  of $175,705 in 1999.  The fiscal 2000 amount of  $12,130,894  was primarily  related to  $17,548,000  of proceeds from the issuance of notes payable,  including the AMRESCO financing, partially  offset by payments on long-term  obligations  of $4,142,344 and the repurchase of Common Stock for $1,219,785.

      At September  30, 2000,  we had $194,579  invested in one store held for resale.  We expect to sell the store held for resale by December 31, 2000.

      In the second  quarter of 1998, we tested a program under which our Area
Directors had the right to elect to have all future  franchisee  leases in the
Area Director’s  territory  signed by The Quizno's Realty Company  ("QRC"),  a wholly owned  subsidiary  of ours.  As a condition of the lease,  the landlord agrees not to look  beyond QRC for  payments.  These  locations  would then be subleased  by QRC to the Owner,  whose  personal  liability  is limited to one year.  The Owner pays QRC an  indemnification  fee of $165 per  month,  pays a one-time  lease-processing  fee to QRC of $2,200,  and pays a security deposit to QRC equal to two  months  rent.  Effective  March 1, 1998,  we  transferred cash and other assets having a book value of approximately  $500,000 to QRC in exchange  for stock and a  promissory  note.  As of  September  30,  2000,  12 leases had been executed  under this program and one other  guaranteed  lease.
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

   On October 1, 1999,  our Board of Directors  authorized  the purchase of up to 200,000  shares of our common stock.  Subject to applicable  security laws, repurchases  may be made  at  such  times,  and in  such  amounts,  as we deem appropriate.  As of September 30, 2000, we had  repurchased  144,005 shares at an average price of $8.38.

      On  October  5,  1999,  we closed on a loan in the  principal  amount of
$14,000,000 from AMRESCO Commercial Finance,  Inc.  “AMRESCO”.  The loan bears interest at 10.9%  (10.1%  through  January 31,  2000),  and is  repayable  in monthly  installments of $199,201 for nine years and five months.  The loan is secured by the assets of our  company  owned  stores and other  assets of ours existing at September  30, 1999.  The loan is part of a  securitized  pool and includes a provision  which could  require us to pay up to another  $1,555,555 depending  on the amount of defaults,  if any, in the loan pool.  The proceeds of the loan were used to pay-off  existing debt of  $3,320,956,  pay costs and fees  associated  with the  loan of  $560,000,  and  prepay  interest  and one payment of $304,624.  The balance of  $9,814,420  is  available  to use,  with certain  restrictions,  for  general  corporate  purposes  other than  working capital,  dividends,  or  to  repurchase  the  majority  shareholder’s  stock.
Certain  notes  payable held by us at September  30, 1999 were repaid with the
AMRESCO note proceeds.  As of September 30, 2000, we had $1,528,212  available to use for general corporate purposes.

      In  December of 2000,  AMRESCO  notified us that we may be in default of the fixed cost coverage  ratio  requirement in our loan agreement with AMRESCO as the  result of our loan with  Levine  Leichtman  Capital  Partners  II, L.P
(LLCP).  The LLCP  loan was made to us in  December,  2000,  and is  discussed below.  We have  calculated the fixed cost coverage  ratio in accordance  with the directions in our loan agreement with AMRESCO and have  demonstrated  that
we  are  not  in  violation  of  the   requirement.   We  have   provided  our
calculations to AMRESCO,  who has not agreed with our calculations,  nor given us a notice of default.  We expect to resolve the issue with AMRESCO.

   On October 11,  1999,  our Board of  Directors  approved  the purchase of a corporate  airplane  allowing for more efficient travel by management  between areas of franchise  operations.  For tax purposes,  the airplane qualifies for accelerated  depreciation,  resulting in the deferral of income tax  payments.
The $3,350,000 purchase was completed on October 13, 1999.

      On November 16, 1999, we announced that our subsidiary,  QUIZ-DIA,  Inc.
purchased the assets of ASI-DIA,  Inc.  (“ASI”) for a total of $4.875  million in cash.

      Assets  purchased  include  two  Quizno’s  restaurants  and three  bars, including the  WWW.COWBOY  bar, and various other assets located on Concourses
A and B at the Denver  International  Airport. We intend to continue operating the restaurants as Quizno’s Classic Subs and the bars as operated by ASI.

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

      In March and April 2000,  we accepted  Subscription  Agreements  for the issuance of 59,480 shares of Class E Cumulative  Convertible  Preferred  Stock
(”Class E Preferred Stock”). We had received cash proceeds of $512,718.  There are  currently  150,000  authorized  shares of Class E Preferred  Stock.  Each share of Class E Preferred  Stock is convertible  into one share of our common stock,  at any time.  Shares of the Class E Preferred Stock may be redeemed by us at any time on or after April 1, 2003,  at a redemption  price of $8.62 per share.  Until  redeemed or converted to common  stock,  each Class E Preferred stockholder  will receive a cumulative  monthly dividend of $0.0862 per share.
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
September  30,  2000,  $1.9  million had been drawn on the line of credit.  In addition,  we loaned the National Marketing Fund Trust a total of $1,210,000 in
August of 2000,  $1,030,000  of which was  outstanding  at September 30, 2000.
The loan is expected to be fully repaid by March 2001.

      In 2000, we repurchased or reacquired fourteen area director territories from 9 area directors for  $3,472,627,  inclusive  of legal and other  related costs.  We issued notes payable for  $714,622  and offset  notes and  interest receivable from three area directors in the amount of $315,850. The balance of the purchase price was paid in cash.

      On November  13, 2000 we  commenced a self tender  offer to purchase all outstanding  shares of our common  stock  except  for  shares  held by certain insiders  at a price of $8 per share,  net in cash to the  seller.  The tender offer  expired no December 11, 2000,  and we purchased  661,115  shares of our common  stock for  $5,288,920.  In  addition  we  purchased  preferred  stock, warrants and options  convertible  into  1,056,906  shares of common stock for
$4,205,706.  Costs related to the tender offer,  including  financing  related costs, are approximately $2,500,000.

      The tender offer was financed  with a loan for  $13,862,260  from Levine
Leichtman  Capital  Partners  II, L.P.  (LLCP).  The proceeds of the loan were used to  prepay  interest  for one  year in the  amount  of  $1,862,260 and to repurchase shares and pay costs associated with the tender offer.

      The  promissory  note bears  interest at 13.25%,  interest only payable monthly,  with the first twelve months prepaid, and is due in full in October,
2005. LLCP received  warrants for 14% of the equity  ownership of the Company.
The loan  may be paid  down to $7  million  by  September  12,  2001,  with no penalty and with a corresponding reduction in the percent of warrants.

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

(..continued)

                            THE QUIZNO'S CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Financial Statements and
                          Independent Auditors' Report
                Year Ended September 30, 2000, Nine Months Ended
             September 30, 1999 and the Year Ended December 31, 1998

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

       Consolidated Balance Sheets

       Consolidated Statements of Operations

       Consolidated Statement of Stockholders' Equity

       Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The Quizno's Corporation and Subsidiaries
Denver, Colorado

We have audited the  accompanying  consolidated  balance  sheets of The Quizno's
Corporation and  Subsidiaries as of September 30, 2000 and 1999 and December 31,
1998,  and the related  consolidated  statements  of  operations,  stockholders'
equity,  and cash flows for the year ended  September 30, 2000,  the nine months
ended  September  30,  1999  and  the  year  ended  December  31,  1998.   These
consolidated  financial  statements  are  the  responsibility  of the  Company's management.  Our  responsibility is to express an opinion on these  consolidated financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  financial  position  of The  Quizno's
Corporation and  Subsidiaries as of September 30, 2000 and 1999 and December 31,
1998 and the  results  of its  operations  and its cash flows for the year ended
September 30, 2000, the nine months ended  September 30, 1999 and the year ended
December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
November 20, 2000
Denver, Colorado

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                    September 30,    September 30,  December 31,
                                                                                        2000             1999           1998
                                                                                     -----------      ----------     -----------
                                                            Assets
Current assets
    Cash and cash equivalents ...................................................   $  2,493,976    $    626,828    $    702,258
    Short-term investments ......................................................      5,324,336       4,263,877       1,541,423
    Accounts receivable, net of allowance for doubtful accounts of
     $222,293 (2000) and $43,793 (1999) and $20,000 (1998) ......................      2,066,247       1,047,438         857,280
    Current portion of notes receivable .........................................      1,545,844         519,994       1,212,522
    Deferred tax asset ..........................................................        221,182         128,718          81,260
    Other current assets ........................................................        481,854         373,578         266,100
    Assets held for resale ......................................................        194,579         192,923         638,395
                                                                                     -----------      ----------     -----------
        Total current assets ....................................................     12,328,018       7,153,356       5,299,238
                                                                                     -----------      ----------     -----------

Property and equipment, net .....................................................     11,669,240       4,804,051       3,535,222
                                                                                     -----------      ----------     -----------

Other assets
    Investment in area directorships, net of accumulated amortization
    of $203,062 in 2000 and $26,232 in 1999 .....................................      4,236,151         889,387          51,635
    Intangible assets, net ......................................................      4,600,528       1,662,265       1,553,522
    Other deferred assets .......................................................      2,782,498       1,726,984       1,119,371
    Deferred tax asset ..........................................................      4,210,626       3,507,213         734,808
    Deposits and other assets ...................................................        130,837         361,189         119,883
    Notes receivables, net ......................................................      1,301,435       1,670,329       1,375,872
                                                                                     -----------      ----------     -----------
        Total other assets ......................................................     17,262,075       9,817,367       4,955,091
                                                                                     -----------      ----------     -----------

Total assets ....................................................................   $ 41,259,333    $ 21,774,774    $ 13,789,551
                                                                                     ===========      ==========     ===========

                                             Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable ............................................................   $  2,614,437    $  1,219,157    $  1,317,085
    Accrued liabilities .........................................................      1,495,797         544,476         532,324
    Current portion of long-term obligations ....................................      1,550,501         337,642         370,404
    Current portion of subordinated debt ........................................           --           218,546         244,084
    Income taxes payable ........................................................        370,557         851,469         200,000
                                                                                     -----------      ----------     -----------
        Total current liabilities ...............................................      6,031,292       3,171,290       2,663,897
                                                                                     -----------      ----------     -----------

Long-term obligations ...........................................................     16,037,238       1,268,504         964,984
Subordinated debt ...............................................................           --         1,498,791       1,130,916
Deferred revenue ................................................................     16,402,957      13,722,331       4,781,946
                                                                                     -----------      ----------     -----------
        Total liabilities .......................................................     38,471,487      19,660,916       9,541,743
                                                                                     -----------      ----------     -----------

Commitments and contingencies

Minority interest in Subsidiary .................................................           --              --           151,601

Stockholders' equity
    Preferred stock, $.001 par value, 1,000,000 shares authorized;
     Series A issued and outstanding 146,000 (2000, 1999 and 1998)
     ($876,000 liquidation preference) ..........................................            146             146             146
    Series B issued and outstanding 0 (2000), 0 (1999) and 100,000
     (1998) ($500,000 liquidation preference) ...................................           --              --               100
    Series C issued and outstanding 167,000 (2000, 1999, and 1998)
     ($835,000 liquidation preference) ..........................................            167             167             167
    Series D issued and outstanding 3,000 (2000) and 0 (1999 and 1998)
     ($9,000 liquidation preference) ............................................              3            --              --
    Series E issued and outstanding 59,480 (2000) and 0 (1999 and 1998)
      ($512,718 liquidation preference) .........................................             59            --              --
    Common stock, $.001 par value; 9,000,000 shares authorized; issued and outstanding, 3,007,921 (2000), 3,074,177 (1999)
     and 3,054,459 (1998) .......................................................          3,008           3,074           3,054
    Capital in excess of par value ..............................................      3,857,702       4,485,949       5,065,247
    Accumulated deficit .........................................................     (1,073,239)     (2,375,478)       (972,507)
                                                                                     -----------      ----------     -----------
                  Total stockholders’ equity ....................................      2,787,846       2,113,858       4,096,207
                                                                                     -----------      ----------     -----------

Total liabilities and stockholders’ equity ......................................   $ 41,259,333    $ 21,774,774    $ 13,789,551
                                                                                     ===========      ==========     ===========

                 See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                    For the Nine       For the Year
                                                                For the Year Ended  Months Ended          Ended
                                                                   September 30,    September 30,      December 31,
                                                                       2000             1999               1998
                                                                   ------------      ------------      ------------
Franchise operations
   Revenue
     Continuing fees .........................................     $ 18,072,077      $  8,682,783      $  5,836,822
     Initial franchise fees ..................................        5,730,662         2,722,959         2,883,650
     Area director and master franchise fees .................        1,361,901           776,523         3,022,276
     Other ...................................................        1,064,646           370,374           604,172
     Interest ................................................          526,761           238,790           259,193
                                                                   ------------      ------------      ------------
       Total revenue .........................................       26,756,047        12,791,429        12,606,113
                                                                   ------------      ------------      ------------

   Expenses
     Sales and royalty commissions ...........................       (7,836,912)       (3,931,634)       (4,457,779)
     General and administrative ..............................      (12,867,738)       (6,509,444)       (6,201,857)
                                                                   ------------      ------------      ------------
       Total expenses ........................................      (20,704,650)      (10,441,078)      (10,659,636)
                                                                   ------------      ------------      ------------

Income from franchise operations .............................        6,051,397         2,350,351         1,946,477
                                                                   ------------      ------------      ------------
Company store operations
   Sales .....................................................       14,973,763         6,420,563         6,848,737
                                                                   ------------      ------------      ------------
   Cost of sales .............................................       (4,373,303)       (1,969,433)       (2,042,092)
   Cost of labor .............................................       (3,318,489)       (1,747,029)       (1,683,225)
   Other store expenses ......................................       (6,088,241)       (2,169,465)       (2,562,540)
                                                                   ------------      ------------      ------------
       Total expenses ........................................      (13,780,033)       (5,885,927)       (6,287,857)
                                                                   ------------      ------------      ------------

Income from Company stores operations ........................        1,193,730           534,636           560,880

Other income (expenses)
   Sales by stores held for resale ...........................          194,422           566,841         1,281,904
   Loss and expenses related to stores held for sale .........         (387,576)         (777,594)       (1,541,957)
   Loss on sale or closure of Company stores .................          (43,596)          (80,304)          (47,505)
   Sale of Japan master franchise ............................             --           1,168,801              --
   Provision for bad debts ...................................         (305,285)         (220,536)         (285,308)
   Other expenses ............................................          (41,820)          (26,287)          (47,838)
   Depreciation and amortization .............................       (1,994,887)         (921,300)         (781,977)
   Impairment of long lived assets ...........................         (579,246)             --                --
   Privatization and acquisition related costs ...............         (138,164)         (265,472)             --
   Interest expense ..........................................       (1,898,901)         (240,827)         (340,614)
                                                                   ------------      ------------      ------------

       Total other expenses ..................................       (5,195,053)         (796,678)       (1,763,295)
                                                                   ------------      ------------      ------------

Net income before income taxes ...............................        2,050,074         2,088,309           744,062
Income tax (provision) benefit ...............................         (747,835)         (721,688)          368,553
                                                                   ------------      ------------      ------------

Net income before preferred dividends and cumulative effect of
changes in accounting principle ..............................        1,302,239         1,366,621         1,112,615
Preferred stock dividends ....................................         (186,457)         (124,230)         (220,890)
                                                                   ------------      ------------      ------------

Net income before cumulative effect of changes in accounting
principle ....................................................        1,115,782         1,242,391           891,725
Cumulative effect of changes in accounting principle (net of
taxes) .......................................................             --          (2,769,592)             --
                                                                   ------------      ------------      ------------
Net income (loss) applicable to common stockholders ..........     $  1,115,782      $ (1,527,201)     $    891,725
                                                                   ============      ============      ============
Net income per share  basic
Net income per share before cumulative effect of changes in
    accounting principle .....................................     $        .37      $        .40      $        .30
Cumulative effect of changes in accounting principle .........             --                (.90)             --
                                                                   ------------      ------------      ------------
Basic net income (loss) per share of common stock ............     $        .37      $       (.50)     $        .30
                                                                   ============      ============      ============
Net income per share - diluted
Net income per share before cumulative effect of changes in
    accounting principle .....................................     $        .33      $        .35      $        .26
Cumulative effect of changes in accounting principle .........             --                (.90)             --
                                                                   ------------      ------------      ------------
Diluted net income (loss) per share of common stock ..........     $        .33      $       (.55)     $        .26
                                                                   ============      ============      ============
Weighted average common shares outstanding
Weighted average common shares outstanding – basic ...........        3,019,849         3,060,878         3,014,042
                                                                   ============      ============      ============

Weighted average common shares outstanding – diluted .........        3,728,761         3,816,549         3,445,972
                                                                   ============      ============      ============
                       See notes to financial statements .....

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                                          Convertible
                                        Preferred Stock                Common Stock            Additional
                                    -------------------------    ---------------------------     Paid-in      Accumulated
                                      Shares        Amount         Shares         Amount         Capital        Deficit        Total
                                    ---------    ------------    -----------    ------------   ------------   ----------    -----------

Balance, December 31, 1997 ...       413,000    $       413      2,923,294    $     2,923    $ 4,663,744    $(2,085,122)   $ 2,581,958

Issuance of common stock for
  exercise of options and
  pursuant to employee benefit          --             --           51,165             51        222,473           --          222,524
  plan

Issuance of common stock for
  exercise of options by
  underwriter ................          --             --           80,000             80        399,920           --          400,000

Preferred stock dividends ....          --             --             --             --         (220,890)          --         (220,890)

Net income ...................          --             --             --             --             --        1,112,615      1,112,615
                                    ---------    ------------    -----------    ------------   ------------   ----------    -----------

Balance, December 31, 1998 ...       413,000            413      3,054,459          3,054      5,065,247       (972,507)     4,096,207

Issuance of common stock for
  exercise of options and
  pursuant to employee benefit          --             --           28,809             29         75,438           --           75,467
  plan

Tax benefit from exercise of
  stock options ..............          --             --             --             --           14,840           --           14,840

Shares canceled ..............          --             --           (9,091)            (9)       (45,446)          --          (45,455)

Redemption of Series B
  Preferred Stock ............      (100,000)          (100)          --             --         (499,900)          --         (500,000)

Preferred stock dividends ....          --             --             --             --         (124,230)          --         (124,230)

Net (loss) ...................          --             --             --             --             --       (1,402,971)    (1,402,971)
                                    ---------    ------------    -----------    ------------   ------------   ----------    -----------

Balance, September 30, 1999 ..       313,000            313      3,074,177          3,074      4,485,949     (2,375,478)     2,113,858

Issuance of common stock for
  exercise of options and
  pursuant to employee benefit
  plan .......................          --             --           77,749             78        284,413           --          284,491

Issuance of Series D
  Convertible Preferred Stock,
  net ........................         4,000              4           --             --           11,396           --           11,400

Repurchase of Series D
Convertible Preferred Stock ..        (1,000)            (1)          --             --           (2,999)          --           (3,000)

Tax benefit from exercise of
  stock options ..............          --             --             --             --           17,889           --           17,889

Common Stock repurchased .....          --             --         (144,005)          (144)    (1,219,641)          --       (1,219,785)

Issuance of Series E
  Convertible Preferred Stock,
  net ........................        59,480             59           --             --          467,152           --          467,211

Preferred stock dividends ....          --             --             --             --         (186,457)          --         (186,457)

Net income ...................          --             --             --             --             --        1,302,239      1,302,239
                                    ---------    ------------    -----------    ------------   ------------   ----------    -----------

Balance, September 30, 2000 ..       375,480    $       375      3,007,921    $     3,008    $ 3,857,702    $(1,073,239)   $ 2,787,846
                                    =========    ============    ===========    ============   ============   ==========    ===========

                       See notes to financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                       For the Year     For the Nine     For the
                                                                           Ended        Months Ended    Year Ended
                                                                        September 30,   September 30,   December 31,
                                                                            2000            1999           1998
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss) ................................................   $  1,302,239    $ (1,402,971)   $  1,112,615
   Adjustments to reconcile net income (loss) to net cash provided by operating activities -
     Depreciation and amortization ..................................      1,919,360         844,220         757,911
     Impairment of long lived assets ................................        579,246            --              --
     Cumulative effect of a change in accounting principle ..........           --         4,388,208            --
     Provision for bad debts ........................................        305,285         220,536         285,308
     Loss on disposal of Company stores .............................         43,596          80,304          78,004
     Deferred income taxes ..........................................       (795,877)     (2,819,863)       (641,068)
     Amortization of deferred financing costs .......................         75,527          77,080          24,066
     Amortization of deferred area director fee revenue .............       (404,934)           --              --
     Area director expenses recognized ..............................         40,493            --              --
     Promissory notes accepted for area director fees ...............       (415,924)       (487,279)     (1,599,977)
     Other ..........................................................          9,375          17,972            --
     Changes in assets and liabilities -
       Accounts receivable ..........................................     (1,279,762)       (398,076)       (369,279)
       Other current assets .........................................        (82,339)        (77,735)        109,802
       Accounts payable .............................................      1,395,280         (99,330)        251,711
       Accrued liabilities ..........................................        951,321          12,152          42,476
       Deferred franchise costs .....................................       (404,502)       (659,547)       (287,610)
       Deferred initial franchise fees and other fees ...............      3,085,559       4,672,693       2,633,284
       Income taxes payable .........................................       (480,912)        651,469         200,000
                                                                        ------------     -----------     -----------
                                                                           3,184,645       6,422,804       1,484,628
                                                                        ------------     -----------     -----------
         Net cash provided by operating activities ..................      5,843,031       5,019,833       2,597,243
                                                                        ------------     -----------     -----------

Cash flows from investing activities:
   Acquisition of Company owned stores ..............................     (5,832,376)       (286,355)           --
   Purchase of property and equipment ...............................     (6,073,744)     (1,477,962)     (1,780,767)
   Principle payments received on notes receivable ..................        453,931       1,221,099         889,671
   Investment in turnkey stores .....................................           --            (7,558)       (281,620)
   Short-term investments ...........................................     (1,060,459)     (2,722,454)     (1,003,235)
   Acceptance of other notes receivable .............................     (1,159,761)        (37,390)       (773,307)
   Investment by minority interest owners ...........................           --              --           151,601
   Purchase of minority interest owners .............................           --          (150,000)           --
   Intangible and deferred assets ...................................       (125,958)       (736,458)       (601,862)
   Proceeds from sale of assets and stores ..........................        137,361            --           213,000
   Deposits .........................................................         52,174         (89,749)        (43,589)
   Area director marketing territory repurchases ....................     (2,497,945)       (863,984)           --
   Other investments ................................................           --           (15,000)           --
                                                                        ------------     -----------     -----------
         Net cash used by investing activities ......................    (16,106,777)     (5,165,811)     (3,230,108)
                                                                        ------------     -----------     -----------

Cash flows from financing activities:
   Principal payments on long-term obligations ......................     (4,142,344)     (1,733,697)       (505,440)
   Proceeds from issuance of notes payable ..........................     17,548,000       2,338,168         877,642
   Redemption of Class B Preferred Stock ............................           --          (500,000)           --
   Financing costs ..................................................       (646,511)           --              --
   Proceeds from issuance of Common Stock and Preferred Stock .......        302,380          90,307         622,524
   Proceeds from sale of Class D and Class E Preferred Stock ........        478,611            --              --
   Repurchase of Class D Preferred Stock ............................         (3,000)           --              --
   Common Stock repurchased .........................................     (1,219,785)           --              --
   Preferred dividends paid .........................................       (186,457)       (124,230)       (220,890)
                                                                        ------------     -----------     -----------
         Net cash provided by financing activities ..................     12,130,894          70,548         773,836
                                                                        ------------     -----------     -----------

Net increase (decrease) in cash and cash equivalents ................      1,867,148         (75,430)        140,971

Cash and cash equivalents - beginning of year .......................        626,828         702,258         561,287
                                                                        ------------     -----------     -----------

Cash and cash equivalents - end of year .............................   $  2,493,976    $    626,828    $    702,258
                                                                        ============     ===========     ===========

Supplemental disclosure of cash flow information:

     Cash paid during the year for  interest  was  $1,716,772  (2000),  $240,827
     (1999) and $340,614 (1998).  Cash paid during the year for income taxes was
     $1,871,899 (2000), $1,198,275 (1999) and $72,515 (1998).

Supplemental disclosure of non-cash investing and financing activities:

     During  2000,  the  Company  accepted  a  promissory  note in the amount of
     $19,446 for equipment  previously held for resale.  Note receivables in the
     amount  of  $311,028  were   capitalized  in  exchange  for  area  director
     territories  repurchased  during the year.  Also,  the Company issued notes payable of $714,621 for partial  payment of five area director  territories repurchased  during the year and the Company purchased assets of a store in exchange for a note payable of $143,978.  Finally, a Company store held for resale was closed and the net assets of $35,633 were written-off.

     During 1999, the Company sold a store held for resale for $150,000,  all of which was in the form of a promissory  note, and recorded a loss on sale of
     $11,684.  Also, the Company sold the franchising rights and obligations for all  but 14 of its  Bain’s  Deli’s  franchise  agreements  to  Bain’s  Deli
     Corporation for $850,000,  represented by a note receivable, a reduction of a related payable and other  intangibles.  In 1999, the Company  recorded a gain of $12,071 related to this sale.

     Also,  during 1999, the Company  reached a settlement with Bain’s Deli that resulted in the return to the Company of the 9,091 shares of Company  stock originally  issued as part of the  purchase of the Bain’s units in 1997 and the  cancellation  of our note  payable  to  Bain’s  Deli in the  amount of
     $116,118.

     During 1998, the Company transferred  $220,227 of property and equipment to assets of stores held for resale or under development.

     Additionally  in 1998, the Company  reduced notes payable,  pursuant to the terms  of the  Bain’s  purchase  agreements,  in the  amount  of  $437,553.
     Corresponding   reductions  in  property  and  equipment   ($150,000)   and
     intangibles ($287,553) were also recorded.

     During 2000,  1999 and 1998,  the Company  acquired  assets  under  capital leases totaling $0, $124,742 and $231,085, respectively.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 -  Description  of Business and Summary of  Significant  Accounting
Policies

The Quizno's Corporation (the “Company”) was incorporated on January 7, 1991, in the State of Colorado,  and is primarily  engaged in the business of franchising
Quizno's quick service restaurants  throughout the United States, Canada, United
Kingdom,  Australia,  Japan,  Switzerland,   Netherlands,  Luxembourg,  Belgium,
Iceland, Taiwan, Mexico, Venezuela, Peru, Dominican Republic and Central America
featuring submarine sandwiches, salads, soups, and refreshments.

The  Company’s  wholly owned  subsidiaries  are The Quizno's  Operating  Company
(“QOC”)  incorporated  in 1994 to own and operate  Company  stores,  S & S, Inc.
(“S") formerly the Quizno‘s  Development Company ("QDC")  incorporated in 1995 to develop stores to sell or lease to  franchisees,  The Quizno's Realty Company
(“QRC”) incorporated in 1995 to execute leases for store locations, The Quizno‘s
Acquisition Company (“QAC”)  incorporated in 1997 to purchase existing unrelated quick service  restaurants,  the Quizno’s Licensing Company (“QLC”) incorporated in 1998 to license  companies who use the Quizno’s  logos,  Quizno’s  Kansas LLC
(“QKL”)  organized in 1998 to purchase the assets of Stoico Restaurant Group and
QUIZ-DIA,  Inc. (“DIA”)  incorporated in 1999 to purchase  restaurant  assets at
Denver International Airport.

The  following  table  summarizes  the number of  Quizno's  restaurants  open at
September 30, 2000:

                                                  Sold But Not
                                                     Yet In
                                                   Operation   Operational    Total
                                                  ------------ -----------  ----------
Quizno’s
Company owned restaurants ........................    --            26          26
Franchise restaurants – U.S., Puerto Rico and Guam     669         811       1,480
Franchise Restaurants - International ............     170         122         292
Restaurants held for resale ......................    --             1           1

Bains
Franchise restaurants ............................    --             4           4

Quizno’s Kansas
Company owned restaurants ........................    --             8           8
                                                   --------       ------    -------

                                                       839         972       1,811
                                                   ========       ======    =======
Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and its wholly owned subsidiaries QOC, S&S, QRC, QLC, QAC, DIA and QKL.

Change in Fiscal Year

In  November  1999,  the Company  changed  its fiscal  year from  December 31 to
September 30. All  references in the financial  statements to the year or period ended September 30, 1999 relate to the nine months ended September 30, 1999.

Cash and Cash Equivalents

The Company considers all highly liquid  instruments  purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory  is  included  in other  assets  and is stated at the lower of cost or market and consists of food and paper  products.  Cost is  determined  using the first in, first out (FIFO) method.

Credit Risk

The Company grants credit in the normal course of business, primarily consisting of royalty fees receivable and loans to area directors and its  franchisees.  To reduce credit risk for U.S. franchises,  the Company  electronically  debits the franchisees’  bank  accounts  weekly  for  fees  due the  Company  according  to franchise  agreements  entered  into  after  1993,  and  reserves  the  right to terminate  franchise and area director  agreements  for  non-payment  of amounts owed.

The  Company’s  cash  equivalents  consist of short-term  commercial  paper with original  maturities  not in excess of three  months.  The  Company  continually
monitors  its  positions   with,  and  the  credit  quality  of,  the  financial
institutions it invests with. As of the balance sheet date, balances of cash and
cash  equivalents   exceeded  the  federally   insured  limit  by  approximately
$2,609,000.

Short-Term Investments

The  Company  classifies  its  investment  in  corporate  debt and  governmental securities  with  original  maturities  in excess of three  months and less than twelve months as short-term  investments  held-to-maturity.  The Company has the ability and intent to hold these securities until maturity.

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

During 2000,  unrealized  gains and losses were  immaterial  as  amortized  cost approximated market value.

Accounts Receivable/Royalties Receivable

At the time the accounts and royalties  receivable are  originated,  the Company considers a reserve for doubtful accounts based on the  creditworthiness  of the franchisee.  The provision for uncollectible amounts is continually reviewed and adjusted to  maintain  the  allowance  at a level  considered  adequate to cover future  losses.  The allowance is  management’s  best estimate of  uncollectible amounts and is determined based on historical performance that is tracked by the
Company on an  ongoing  basis.  The  losses  ultimately  incurred  could  differ materially  in the near term  from the  amounts  estimated  in  determining  the allowance.

Property and Equipment

Property and  equipment is stated at cost.  Equipment  under  capital  leases is valued at the lower of fair  market  value or net  present  value of the minimum lease payments at inception of the lease. Depreciation is provided utilizing the straight-line  method over the estimated useful lives for owned assets,  ranging from 3 to 10 years,  and the related lease terms for leasehold  improvements and equipment under capital leases.

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

Long-Lived Assets

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its  assessment of whether or not long-lived  assets have been  impaired.  At
September 30, 2000,  the Company  determined  that an impairment  related to its carrying  value of the  assets  purchased  in  November  1997 from  Bain’s  Deli
Franchise Associates, L.P., (“Bains”) was required and expensed $579,246.

Initial Franchise Fees and Related Franchise Costs

The Company believes it is probable that all of the deferred franchise fees will be realized.  The amount of the deferred  franchise fees considered  realizable, however,  could be reduced in the near term if estimates of the future franchise openings are reduced.

Initial  franchise fees paid by U.S.  franchisees are recognized as revenue when all material  services and  conditions  required to be performed by us have been substantially  completed,  which  is  generally  when  the  franchise  commences operations.  Initial franchise fees collected by the Company before all material services and  conditions  are  substantially  performed are recorded as deferred franchise  sales  revenue.  These  franchise  fees  are  non-refundable  in most circumstances.  Incremental development costs are deferred, but not in excess of the deferred revenue and estimated cost to open the Quizno's  restaurant and are expensed when the revenue is recognized.

Area Director Marketing Agreements

The area director marketing agreement provides the area director a non-exclusive right to sell and open franchises in a defined geographic  territory in the U.S.
and requires that the area director be responsible for  advertising,  soliciting and screening  prospective  franchisees.  The  agreements  also require the area director to sell and open a minimum of new franchised  restaurants  each year or forfeit  future  rights to the  territory.  In  addition,  the area  director is responsible  for  identifying  possible  locations,  providing  on-site  opening assistance,  and  providing  quality  assurance  services to  franchises  in the defined area.  The Company pays the area  director 50% of the initial  franchise fee sold by the area director,  and a fee of 40% of the royalty  received by the
Company from each  franchise  within the defined area.  The agreements are for a period of ten years, with the option to extend for an additional ten years after certain restrictive  performance criteria are met. The area director is entitled to receive  commissions during the term of the area director marketing agreement and,  in certain  circumstances,  the area  director  is entitled to 1% of gross sales for franchise restaurants operating in the territory as of the termination date of the area director agreement. The area director marketing fee is $.07 per person living in the area  director's  territory,  plus a $10,000  training fee, which is deferred until training has been  completed.  Prior to January 1, 1999, the  Company  recognized  revenue  when all  material  services  and  conditions required to be performed by the Company had been substantially completed.

Change in Accounting Method

Area Director Marketing Agreements

Effective  January 1, 1999, the Company changed its accounting policy related to the recognition of area director marketing agreement fees to one that recognizes such fees as revenue on a  straight-line  basis over the term of the  agreement, which is ten years. Direct expenses attributable to the fees are classified as a prepaid and  recognized as an expense over the same ten year term. The effect of the change in fiscal 1999  resulted in the deferral of $4,262,701 of net revenue previously  recognized in prior years.  Fiscal 1999 income before the cumulative effect adjustment included $387,108 of amortized deferred net revenue related to area director marketing agreement fees. This change was reported as a cumulative effect of change in accounting  principle for  $2,685,502  (net of $1,577,199 in income tax benefits) and is included in the net loss in fiscal 1999. Fiscal 2000 income  included  $516,144 of  amortized  deferred  net revenue  related to area director marketing agreement fees previously recognized prior to fiscal 1999.

Costs of Start-up Activities

During  April 1998,  Statement  of  Position  98-5,  “Reporting  in the Costs of
Start-Up  Activities” was issued. SOP 98-5 requires costs of start-up activities and organization  costs to be expensed as incurred.  SOP 98-5 was required to be adopted by the first quarter of 1999. Upon adoption, the Company was required to write-off  $125,507  ($84,090 net of applicable  taxes) in  pre-opening  related costs that were  deferred on the balance  sheet as of December  31,  1998.  This write-off  was  reported  as a  cumulative  effect  of a  change  in  accounting principle.

International Fees

     The  Company  grants  master   franchise  rights  for  the  development  of
international   markets.  The  master  franchisee  will  enter  into  individual franchise and area director  agreements  for  development  within the franchised country,  and will assume all of the  franchisor’s  obligations and duties under the agreement.  The Company is not a party to the individual  franchise and area director  agreements.  Generally,  the master franchise  agreement  requires the master franchisee to pay the Company a percentage, currently 30%, of all initial franchise fees, royalties, and area fees collected by the master franchisee. The
Company recognizes these fees when received.

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

Basic and Diluted Loss Per Common Share

In accordance  with FAS 128,  basic  earnings per share are computed by dividing net income by the number of weighted  average common shares  outstanding  during the year.  Diluted  earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year,  including potential common shares,  which for the year ended September 30,  2000, the nine months ended  September 30, 1999 and the year ended  December 31, 1998 consisted of preferred stock,  convertible  debt,  stock options and warrants  outstanding
(Note 14).

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

Fair Value of Financial Instruments

The  carrying  amounts  of  financial   instruments   including  cash  and  cash
equivalents,  short-term investments,  receivables, prepaids, current portion of notes receivable,  accounts payable and accrued expenses approximated fair value as of  September  30, 2000  because of the  relatively  short  maturity of these instruments.

The carrying amounts of long-term notes receivable  approximate fair value as of
September  30,  2000  because  the  discounted   cash  flows  at  current  rates
approximate the rates of the significant notes.

The carrying amounts of notes payable and debt issued  approximate fair value as of September 30, 2000 because  interest rates on these  instruments  approximate market interest rates.

Reclassifications of Prior Year Amounts

Certain  reclassifications  have been made to the  balances  for the nine months ended  September  30,  1999 and the year ended  December  31,  1998 to make them comparable  to those  presented for the year ended  September 30, 2000,  none of which change the previously reported net income or total assets.

Recently Issued Accounting Pronouncements

SFAS No. 133,  Accounting  for  Derivative  Instruments  and Hedging  Activities
requires  companies  to record  derivatives  on the  balance  sheet as assets or liabilities,  measured at fair value.  Gains or loses  resulting from changes in the values of those  derivatives  are  accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The key criterion for hedge  accounting is that the hedging  relationship  must be highly effective in achieving  offsetting  changes  in fair  value or cash  flows.  SFAS No.  133 is effective for fiscal years  beginning after June 15, 2000.  Management  believes that the adoption of SFAS No. 133 will have no material  effect on its financial statements.

In March 2000,  the FASB  issued  FASB  Interpretation  No. 44,  Accounting  for
Certain Transactions  Involving Stock Compensation (FIN 44), which was effective
July 1, 2000,  except that certain  conclusions  in this  interpretation,  which cover specific  events that occur after either  December 15, 2998 or January 12,
2000  are   recognized  on  a  prospective   basis  from  July  1,  2000.   This
interpretation  clarifies the  application  of APB Opinion 25 for certain issues related to stock issued to employees.  The Company  believes its existing  stock based  compensation  policies and procedures  are in compliance  with FIN 44 and therefore,  the  adoption  of FIN 44 had no  material  impact  on the  Company’s financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting
Bulletin  (SAB) 101,  which  provides  guidance on applying  generally  accepted
accounting  principles  to  selected  revenue  recognition  issues.   Management
believes that the Company’s revenue recognition  policies are in accordance with
SAB 101.

Note 2 - Acquisition of Assets

On November 16, 1999, the Company’s  subsidiary,  QUIZ-DIA,  Inc., purchased the assets of ASI-DIA,  Inc.  (“ASI”) for a total of $4.875 million in cash.  Assets purchased  include  two  Quizno’s  restaurants  and three  bars,  including  the
WWW.COWBOY bar, and various other assets located on Concourses A and B at Denver
International Airport. The Company intends to continue operating the restaurants as Quizno’s Classic Subs and the bars as operated by ASI.

The purchase was accounted for under the purchase method. The purchase price was allocated to the assets purchased based on the fair market values at the date of acquisition as follows:

        Restaurant and bar equipment   $  875,000
        Furniture and fixtures .....      370,000
        Leasehold improvements .....      265,000
        Concession agreements ......    3,365,000
                                       ----------

                                       $4,875,000
                                       ==========

On January 26, 2000,  the Company  closed on a loan in the amount of  $3,180,000 from GE Capital Business Asset Funding.  The loan bears interest at 9.53% and is payable  in equal  monthly  installments  of  $52,023  for 5 years.  The loan is secured by a first security interest in the assets of QUIZ-DIA, Inc.

The following  table  summarizes  the unaudited pro forma results of the Company giving effect to the ASI  acquisition  as if it had occurred on January 1, 1998.
The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had this  acquisition  occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

                                   Nine Months Ended    Year Ended
                                      September 30,     December 31,
                                          1999              1998
                                   -----------------  ---------------

Revenue .........................   $   22,847,496    $   23,548,757

Net income ......................   $      662,806    $      (97,129)

Basic earnings (loss) per share .   $         (.54)   $         (.03)

Diluted earnings (loss) per share   $         (.59)   $         (.03)

In January 2000, the Company purchased, for cash, four Quizno’s Restaurants from two  franchisees  for a total  purchase  price of  $741,000.The  purchases  were accounted for under the purchase method.

The  purchase  price  for  these  purchases  has been  allocated  to the  assets purchased  based on the  fair  market  values  at the  date of  acquisition,  as follows:

        Equipment ............   $204,000
        Leasehold improvements    330,000
        Lease agreements .....    207,000
                                 --------

                                 $741,000
                                 ========

Effective July 31, 1999, the Company  repurchased  the 30% minority  interest of
QKL for $150,000.

On July 1, 1999, the Company purchased,  for cash, a Quizno’s  Restaurant from a franchisee for a total  purchase  price of $286,355.  The purchase was accounted for under the purchase method.

The purchase price has been allocated to the assets  purchased based on the fair market values at the date of acquisition, as follows:

        Equipment .............   $ 65,000
        Leasehold improvements     105,000
        Covenant not to compete    100,000
        Lease agreement .......     10,087
        Inventory and deposit .      6,268
                                  --------

                                  $286,355
                                  ========

No pro forma statements of operations are presented for these purchases,  as the effect is not material to the Company’s operations.

Note 3 - Notes Receivable

Notes receivable consist of the following:
                                               September 30,   September 30,   December 31,
                                                   2000            1999           1998
                                               -------------   -------------  -------------
Notes receivable related to area director
 and master franchise agreements, interest
 ranging from 6% to 15%, due in varying
 amounts through December 2011  .............   $ 1,280,484    $ 1,540,826    $ 1,878,855

Notes receivable for sale of stores,
 interest ranging from 6% to 15%,
 due in varying amounts through October 2012        483,351        530,026        410,058

Note receivable from national advertising
 trust,  interest at 12%. (Note 8) ..........     1,030,000           --          267,058

Note receivable from Bain’s Deli Corporation,
 interest accrues at 6% if note balance not
 paid down  $25,000 in any one year, due
 February 1, 2006. At September 30, 2000, the
 Company impaired the outstanding balance on
 this note of $128,884  .....................          --          150,000           --

Other notes receivable with interest ranging
 from 8% to 11%, due in varying amounts
  through 2004  .............................       103,444         11,213         32,423
                                               -------------   -------------  -------------
                                                  2,897,279      2,232,065      2,588,394
       Less current portion .................    (1,545,844)      (519,994)    (1,212,522)
                                               -------------   -------------  -------------
                                                  1,351,435      1,712,071      1,375,872
       Less allowance .......................       (50,000)       (41,742)          --
                                               -------------   -------------  -------------

                                                $ 1,301,435    $ 1,670,329    $ 1,375,872
                                               =============   =============  =============

At the time notes receivable are executed, the Company reserves an allowance for doubtful  collections.  The provision for  uncollectible  amounts is continually reviewed and adjusted to maintain the allowance at a level  considered  adequate to  cover  future  losses.  The  allowance  is  management’s  best  estimate  of uncollectible  amounts and is determined based on historical  performance of the notes,  which  is  tracked  by the  Company  on an  ongoing  basis.  The  losses ultimately  incurred  could differ  materially in the near term from the amounts estimated in determining  the allowance.  The Company  collateralizes  the notes with the area directorship agreement,  assets of the store sold or other related assets.

Future principal payments are as follows:

         Year Ended September 30,
         ------------------------

                  2001............  $ 1,595,844
                  2002............      415,270
                  2003............      262,104
                  2004............      201,181
                  2005............      110,073
                  Thereafter......      312,807
                                    -----------
                                      2,897,279
                  Less allowance..      (50,000)
                                    -----------

                                    $ 2,847,279
                                    ===========

Note 4 – Assets Held for Resale

Included in assets held for resale are the following:

                                 September 30,   September 30,   December 31,
                                     2000            1999           1998
                                 -------------   ------------    -----------

Furniture fixtures and equipment   $ 75,805        $ 65,421       $221,034
Leasehold improvements .........     78,117         108,056        383,771
Lease agreements and other .....     40,657          19,446         33,590
                                   --------        --------       --------

                                   $194,579        $192,923       $638,395
                                   ========        ========       ========

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
for a sale price of $150,000 and closed one store. Costs incurred by the Company prior to  their  disposal  amounted  to  approximately  $179,000  and  $170,000, respectively.  In December 1999, the Company sold one store for a sales price of
$100,000 and in January 2000,  the Company closed the remaining  store.  In July
2000, the Company acquired a store from a franchisee that the Company intends to sell by the end of December 2000.

Note 5 - Property and Equipment

Property and equipment consist of the following:
                                                           September 30,    September 30,   December 31,
                                        Life                   2000             1999            1998
                                                            -----------      ----------      ----------

  Equipment                           3-10 years            $ 4,175,095      $2,014,698      $1,524,799
  Furniture and fixtures              7-10 years              1,499,844       1,052,232         764,672
  Leasehold improvements              Lease term              3,776,503       2,286,344       1,712,215
  Corporate jet                       10% over 3 years        3,486,832           -                -
  Software                            3-5 years               1,164,603         681,238         313,540
                                                            -----------      ----------      ----------
                                                             14,102,877       6,034,512       4,315,226
  Less accumulated depreciation and
     amortization                                            (2,433,637)     (1,230,461)       (780,004)
                                                            -----------      ----------      ----------

  Net property and equipment                                $11,669,240      $4,804,051      $3,535,222
                                                            ===========      ==========      ==========

Note 6 - Intangible Assets

Intangible assets consist of the following:
                                                       September 30,    September 30,    December 31,
                                                           2000             1999             1998
                                                       -----------      -----------      -----------

    Covenants not to compete                           $   600,113      $   600,113      $ 1,667,546
    Franchise agreements                                   292,394          792,796          310,506
    Prepaid area director marketing commissions            486,283          526,776            -
    Trademarks and other                                   824,580          455,339          442,813
    Concession agreements and acquisition costs          3,501,804             -               -
                                                       -----------      -----------      -----------
                                                         5,705,174        2,375,024        2,420,865
    Less accumulated amortization                       (1,104,646)        (712,759)        (867,343)
                                                       -----------      -----------      -----------

                                                       $ 4,600,528      $ 1,662,265      $ 1,553,522
                                                       ===========      ===========      ===========

At  September  30,  2000,  the  Company  recorded an impaired of $450,362 to the carrying  value of the franchise  agreement  related to the assets  purchased in
November 1997 from Bains.

Note 7 – Other Deferred Assets

Other deferred assets consist of the following:

                          September 30,  September 30,   December 31,
                              2000           1999           1998
                           ----------     ----------     ------------

Deferred franchise costs   $1,990,275     $1,585,773     $  926,226
Deferred financing costs      679,752        108,769         87,080
Other deferred costs ...      112,471         32,442        106,065
                           ----------     ----------     ----------

                           $2,782,498     $1,726,984     $1,119,371
                           ==========     ==========     ==========

Note 8 - Related Party Transactions

On May 18, 2000, the Company issued a note  receivable to the  Advertising  Fund for $500,000.  On July 14, 2000, an additional  amount of $500,000 was loaned to the Advertising  Fund. On July 31, 2000, the entire balance,  including  accrued and unpaid interest at 12%, was repaid to the Company.

The Company had notes receivable from the Advertising Fund of $1,030,000, $0 and
$21,524 at September 30, 2000 and 1999 and December 31, 1998, respectively.  The
September 2000 balance related to an off-season build-up for advertising,  which will be reimbursed to the Company in 2001.

In July 2000,  the  Quizno’s  National  Marketing  Fund  Trust and the  Quizno’s
Regional  Marketing Fund Trust  (together the “marketing  funds”) entered into a
$2,000,000  line of credit with Wells Fargo Bank West,  N.A. The marketing funds collect a fee of 1% and 3%,  respectively,  of gross sales from our  franchisees and  deposits  the  funds  into  advertising  funds  that  are  used to  develop advertising to attract  customers to the Restaurants and to create  awareness of the Quizno's  brand image.  The Company has guaranteed  this line of credit.  At
September 30, 2000, $1,900,000 had been drawn against this line of credit.

In September 1999, two employees of the Company  purchased an area  directorship for $200,000,  of which  $180,000 of which was in the form of a promissory  note and $20,000 was in cash.  During  2000,  no payments  were made on the note.  In
2000, the Company paid the Area Director $20,131, in commissions and royalties.

Two  directors  of the Company own more than 50% in a company  that owns an area directorship.  In 2000,  1999  and  1998,  the  Company  paid the Area  Director
$459,496, $142,364 and $139,358,  respectively, in commissions and royalties. At
September  30, 2000,  $43,747 was owed to the Company on a  promissory  note due from the area director.  During 1998, 1999 and 2000, payments on such notes were
$6,212, $8,000 and $11,800,  respectively. The area director is also indebted to the Company for $7,216 in  connection  with the resale of a Quizno’s  restaurant once operated by the area  director.  The area director is reducing this debt by offsetting  commissions  on royalty fees from that location paid to the managing area director. The debt is expected to be paid off in approximately 15 months.

In 1995, the Company sold an area directorship to a company owned by a director, officer and  shareholder  for $150,000.  During 1998,  the Company paid the area director no sales  commissions and $27,664 in royalties.  The area  directorship was sold in 1998 to an unrelated third party.

In 1997, the Company purchased a Quizno’s  restaurant from a company in which an executive officer is a 50% shareholder.  The purchase price was $80,000 of which
$15,000  was  paid  in  cash  and  $60,000  paid by  issuance  of the  Company’s promissory note bearing  interest at 11% and payable over 4 years.  During 1998,
1999 and 2000,  the  Company  made  payments  pursuant  to the  promissory  note totaling  $18,993,  $14,245 and $35,219,  respectively,  In October of 1999 this note was paid-off in full.

On October 13, 1999, the Company purchased a 1997 Cessna Citation 525. As of the same date,  the Company  entered into an  interchange  agreement with Richard F.
Schaden,  P.C., which is 100% owned by Richard F. Schaden. Mr. Schaden,  through his company, owns a 1996 Astra SPA. Under the interchange agreement, the parties agreed to lease each  aircraft to each other,  on an  as-needed  basis,  without charge, although the parties will pay the operational costs of the airplane. The
Company also will pay Mr. Schaden or his company to provide  services related to the airplane operations,  including for pilot and management services.  In 2000, the Company incurred costs of $31,762 under this agreement.

In  December  1999,  the  Company  entered  into an  agreement  with  Pink  Sand
Corporation (“Pink Sand”), for the development rights to United States Territory of Guam and the  Commonwealth  of the  Northern  Mariana  Islands.  Pink Sand is
principally owned by a director of the Company.  The development  agreement will require Pink Sand to open 5  Restaurants  during the term of the  agreement.  So long as Pink Sand meets the  development  schedule,  it will have the  exclusive rights to develop Restaurants in the territory.  The development fee is $42,500, payable upon execution of the agreement.  The fee equals one hundred  percent of the first  initial  franchise  fee and fifty  percent of the  aggregate  initial franchise fees due for all of the other  Restaurants that Pink Sand must develop under the  agreement.  Each time Pink Sand  signs a  franchise  agreement  for a
Restaurant  to be  developed  within the  territory,  the Company will apply the
Development  Fee in increments  equal to fifty percent of the initial  franchise fee due for that Restaurant to reduce the additional amount Pink Sand must pay.

In February 2000,  the Company  entered into a $75,000  promissory  note with an officer of The Quizno’s Corporation. The note accrues interest at an annual rate of 9.25% and accrued  interest  and  principal  is due March 1, 2002.  As of May
2000, the Company no longer employed the officer.

In August 2000,  the Company  advanced a director of the Company  $300,000.  The advance is expected to be repaid in January 2001.

Note 9 - Long-Term Obligations and Convertible Subordinated Debt

                                                           September 30,   September 30,   December 31,
                                                               2000           1999             1998
                                                            ------------    ----------      ----------
Various capital leases, with monthly payments
 totaling approximately $2,228 including interest
 at 5.6% and expiring in June 2004. Collateralized
 by office equipment.  In conjunction with Company’s
 loan agreement with AMRESCO, $852,982 of the
 September 30, 1999 balance was paid-off in October 1999.      $  99,485     $ 970,999      $  986,077

Note payable to a company with interest payments at
 10%.  The note calls for monthly payments of
 $10,736 and matures in January  2004.  Collateralized
 by the assets acquired from Bain’s Deli Franchise
 Associates.   In 1998, the principal balance of the
 note was decreased by approximately $431,000 due
 to provisions in the purchase agreement which allow
 for quarterly decreases or increases in the note balance
 based on certain performance standards of the franchises
 acquired.  In connection with a settlement with Bain’s
 Deli Franchise Associates, this note was canceled in 1999.        -                -         116,118

Note payable to AMRESCO Commercial Finance,  Inc. See
 following  page for detail of transaction.                   13,300,732            -            -

Note payable to a financing company with interest at 9.53%.
 The note calls for monthly principal and interest payments
 of $52,023 through January 1, 2005 and a balloon payment
 of $1,184,717 in February 2005.  Collateralized by a first
 security interest in the assets of Quiz-DIA, Inc.             2,988,098            -            -

Note payable to a financing company with interest at 9.3%.
 The note calls for monthly principal and interest payments
 of $5,977 and matures August 16, 2007. Collateralized by
 restaurant equipment.                                           364,875            -            -

Note payable to a financing  company with interest at
 10.03%.  The note calls for monthly principal and interest
 payments of $1,985 and matures December 31, 2006.
 Collateralized by restaurant equipment.                         143,197            -            -

Note payable to an individual for the purchase of four
 area director territories.  Interest on the note accrues
 at 12%. The note calls for monthly principal and
 interest payments of $8,510 through May 1, 2002 and a
 balloon  payment of $264,664 on June 1, 2002.                   368,396            -            -

Note payable to a corporation for the purchase of an
 area director territory.  Interest on the note accrues
 at 12%. The note calls for monthly principal and interest
 payments of $8,000 through July 1, 2003 and a balloon
 payment of $100,000 on April 1, 2001.                           322,956            -            -

Various notes payable.   In conjunction with Company’s
 loan agreement with AMRESCO, the September 30, 1999
 balance was paid-off in October 1999.                              -          635,147         233,193
                                                            ------------    ----------      ----------
                                                              17,587,739     1,606,146       1,335,388
           Less current portion                               (1,550,501)     (337,642)       (370,404)
                                                            ------------    ----------      ----------

                                                            $ 16,037,238    $1,268,504      $  964,984
                                                            ============    ==========      ==========

On October 5, 1999,  the  Company  closed on a loan in the  principal  amount of
$14,000,000  from AMRESCO  Commercial  Finance,  Inc. The loan bears interest at
10.9% (10.1% through January 31, 2000), and is repayable in monthly installments of $199,201 for nine years and five months. The loan is secured by the assets of
Company  owned stores and other assets.  The loan is part of a securitized  pool and includes a provision,  which could  require the Company to pay up to another
$1,555,555 depending on the amount of defaults in the loan pool. The proceeds of the loan were used to pay-off  existing debt of  $3,320,956,  pay costs and fees associated  with the loan of  $560,000,  and prepay  interest and one payment of
$304,624.  The  balance  of  $9,814,420  was  available  to  use,  with  certain restrictions,  for  general  corporate  purposes  other  than  working  capital, dividends,  or to repurchase the majority  shareholders’  stock. As of September
30, 2000,  the Company had  $1,528,212  available  to use for general  corporate purposes.

On  December  22,  1999,  the  Company  closed on a line of credit loan and were loaned $3,350,000 by Merrill Lynch Business  Financial  Services,  Inc. The loan bears  interest at the 30-day Dealer  Commercial  Paper Rate plus 2.5% (equal to
8.13% at December 31,  1999).  The maximum  amount of the line of credit loan is
$3,350,000,   which   maximum  is  reduced   monthly   based  on  a  twelve-year
amortization. The line of credit loan is secured by a first security interest in our jet aircraft.  In December 1999,  $3,350,000 was drawn on the line of credit and in January 2000, the line of credit loan was paid down to zero.

Subordinated debt consists of:
                                                      September 30,   September 30,    December 31,
                                                           2000           1999             1998
                                                        ---------     -----------      -----------
Subordinated debt payable.  In conjunction with
 Company’s loan agreement with AMRESCO, the
 September 30, 1999 balance was paid-off in
 October 1999.                                           $  -         $ 1,717,337      $     -

12.75% convertible subordinated debt, paid in
 full during 1999.                                          -              -             1,375,000
                                                        ---------     -----------      -----------
      Less current portion                                  -            (218,546)        (244,084)
                                                        ---------     -----------      -----------

                                                         $  -         $ 1,498,791      $ 1,130,916
                                                        =========     ===========      ===========

Maturities of long-term obligations and capital leases are as follows:

                                                    Long-Term        Capital
                                                   Obligations        Leases          Total
    Year Ending September 30,                      ------------    -------------   ------------

              2001                                 $  1,528,767    $     26,739    $  1,555,506
              2002                                    1,838,355          26,739       1,865,094
              2003                                    1,687,489          26,739       1,714,228
              2004                                    1,789,051          31,733       1,820,784
              2005                                    2,810,222            --         2,810,222
              Thereafter                              7,834,369            --         7,834,369
                                                   ------------     -----------    ------------
                                                     17,488,253         111,950      17,600,203
              Less amount representing interest            --           (12,464)        (12,464)
                                                   ------------     -----------    ------------
              Total principal                        17,488,253          99,486      17,587,739
              Less current portion                   (1,528,767)        (21,734)     (1,550,501)
                                                   ------------     -----------    ------------

                                                   $ 15,959,486    $     77,752    $ 16,037,238
                                                   ============     ===========    ============

Included in equipment in the accompanying 2000, 1999 and 1998 balance sheets are assets  held under  capital  leases in the amount of  $134,722,  $1,063,920  and
$1,278,925,  respectively, and accumulated amortization of $13,924, $149,372 and
132,837, respectively.

Note 10 - Commitments and Contingencies

The  Company  leases  an  office  facility,   thirty-nine  restaurant  locations
(including  one store held for resale) and certain  equipment and vehicles under operating  lease  agreements  which  provide  for the  payment of rent  totaling approximately  $169,000 per month plus common area maintenance costs. One of the restaurant  locations  also  requires  the  Company to pay 6% of gross  sales in excess of $430,000 annually.  Rent expense under these operating leases, totaled
$2,035,534,  $762,891 and $642,447  during the periods ended  September 30, 2000 and 1999 and December 31, 1998, respectively.

Future minimum rental payments for the years ending September 30 are as follows:

    2001          2002         2003          2004        2005      Thereafter      Total

 $2,330,961    $2,185,785   $1,891,866    $1,501,255  $1,000,171   $1,133,779   $10,043,817

Minimum  payments for the period ended  September 30, 1999 have not been reduced by  minimum  rentals of  $1,450,446  due in the  future  under a  noncancellable sublease.

The Company has entered into employment agreements with two directors, officers, and stockholders of the Company which provide for the payment of annual salaries totaling  $303,500 plus  individual  bonuses equal to six and ten percent of the positive  increase in net income before taxes,  depreciation,  amortization  and interest over the prior year. Bonuses accrued during 1998, 1999 and 2000 totaled
$209,000, $262,354 and $329,930, respectively. One agreement expires in December
2000 while the other agreement expires in December 2003.

The Company has entered into an employment agreement with another officer of the
Company that  terminates on January 16, 2003. The annual base salary is $180,000 in 2000,  $200,000 in 2001,  and  $220,000 for the  remainder of the term.  Such amount may be adjusted from time to time by mutual agreement between the officer and the Company.  The agreement  provides a $25,000 signing bonus payable on the nine-month  anniversary,  and a second year signing  bonus of $10,000 due on the second year anniversary date. The agreement provides an annual performance bonus equal to a maximum of 20% of the officer’s base salary. Under the agreement, the officer  received  options to purchase 20,000 shares of the Company's  stock. If the Company  terminates the agreement without cause, the Company is obligated to pay the officer a severance payment equal to 6 months base salary.

On April 26, 1999, the Company  signed a licensing  agreement with the Coca-Cola
Company  to  purchase  certain  amounts  of  fountain  syrups in return for cash incentives. The agreement requires the Company to purchase a total of 12,000,000 gallons of fountain  products and 1,000,000  cases of bottled  products.  If the
Company  cancels the  agreement,  the Company would be obligated to refund a pro rata share of the licensing fee based upon contract product not purchased.

The Company is obligated to pay an opening  commission  to the area director who sold  the  franchise  at the  time  the  franchise  opens  for  business.  These commissions  are expensed at the time the related  franchise  opens for business and are not accrued as a liability  of ours until that time.  At  September  30,
2000,  there were 669  domestic  franchises  sold but not yet open with  related opening commissions totaling $2,295,875 ($1,585,773 at September 30, 1999).

In 1999, the Company commenced a program called Owner in Training under which it provides financial  assistance to store managers  interested in owning their own franchise.  The  Company  provides  financial  guarantees  to such  persons  for start-up  capital loans. To date, in fiscal 2000, the Company  guaranteed  three such loans totaling $565,000.

Litigation

There are various  claims and lawsuits  pending by and against the Company.  The settlement of some of these claims and lawsuits may result in the acquisition or acquirement  of  certain  area  director  territories.  In  the  opinion  of the management,  and  supported  by advice  from  legal  counsel,  these  claims and lawsuits  will not result in any  material  adverse  effect in excess of amounts accrued in the accompanying consolidated financial statements.

Note 11 - Stockholders' Equity

Common Stock Repurchased

On October 1, 1999, the Company’s Board of Directors  authorized the purchase of up to 200,000 shares of our common stock.  Subject to applicable  security laws, repurchases may be made at such times, and in such amounts, as the Company deems appropriate.  As of September  30,  2000,  the Company had  repurchased  144,005 shares at an average price of $8.38.  The Company  incurred legal and accounting costs related to the repurchase of $12,351.

Convertible Preferred Stock

Series A convertible  preferred stock bears a 6.5% cumulative dividend,  payable monthly  and is  convertible  into  common  shares on a one for one basis and is callable  by the  Company  with sixty  days  notice.  The  Series A  convertible preferred  stock has a  liquidation  preference  of $6 per  share  plus all then accrued and unpaid cumulative dividends.

Series B convertible preferred stock bears a 12.75% cumulative dividend, payable monthly  and is  convertible  after five years at the then  market  value of the common  stock.  The Series B  convertible  preferred  stock is redeemable at the
Company’s  option and has a  liquidation  preference of $5.00 per share plus all then accrued and unpaid cumulative dividends.  All issued and outstanding Series
B convertible preferred stock was redeemed in full in 1999.

Series C convertible preferred stock bears a 12.00% cumulative dividend, payable monthly and is convertible into common stock on a one-for-one basis at $5.00 per share.  The Series C convertible  preferred stock is redeemable at the Company’s option at $5.00 per share anytime  after October 8, 2000,  and has a liquidation preference  of $5.00 per  share  plus all then  accrued  and  unpaid  cumulative dividends.

Each share of Class D Preferred Stock is convertible into twenty-five  shares of our  common  stock,  at any time  after  (i) our  earnings  before  income  tax, depreciation and amortization for a fiscal year (excluding such earnings derived from  extraordinary  asset  acquisitions after June 1, 1999, and nonrecurring or unusual  transactions,  as determined by the Company’s Chief Executive  Officer)
equal or exceed $12,000,000,  and (ii) the Company’s Chief Executive Officer has
approved such conversion.  The Class D Preferred Stock is not convertible before
March 31, 2001.

During 2000,  the Company sold 4,000  shares of Series D  convertible  preferred stock at $3.00 per  share.  The  Company  repurchased  1,000  shares of Series D convertible preferred stock at $3.00 per share.

There are currently 150,000 authorized shares of Class E Cumulative  Convertible
Preferred  Stock  (“Class E Preferred  Stock”).  Each share of Class E Preferred
Stock is  convertible  into one share of our  common  stock,  at any  time.  The
Company may redeem shares of the Class E Preferred Stock at any time on or after
April 1, 2003,  at a  redemption  price of $8.62 per share.  Until  redeemed  or converted to common  stock,  each Class E Preferred  stockholder  will receive a cumulative monthly dividend of $0.0862 per share. The Class E Preferred Stock is junior in liquidation  preference to our Class A Preferred Stock and our Class C
Preferred Stock, but senior to our Class D Preferred Stock and common stock.

During 2000,  the Company sold 59,480 shares of Series E  convertible  preferred stock at $8.62 per  share.  The  Company  incurred  legal and  accounting  costs related to the sale of $45,537.

Stock Options and Warrants

The  Company  has  established  an Employee  Stock  Option Plan (the Plan).  The
Company has reserved  670,000  shares of its Common Stock for issuance  upon the exercise  of options  available  for grant  under the Plan.  Options are granted under the plan at not less  than the  market  price of the  Company  stock.  The options cannot be exercisable for more than ten years. Options granted under the
Plan will include  incentive  stock options  (ISOs) as defined in Section 422 of the Internal Revenue Code and  non-qualified  stock options  (NQSOs).  Under the terms of the Plan, all officers and employees are eligible for ISOs.  During the periods  ended  September  30, 2000 and 1999 and  December  31,  1998,  100,000,
250,500 and 117,205, options were granted under the Plan, respectively.

Additionally,  the Company has  established an Amended and Restated Stock Option
Plan for  Non-Employee  Directors and Advisors  (Director Plan). The Company has
reserved  300,000  shares of common  stock for  issuance  upon the  exercise  of options  granted or available for grant to  non-employee  directors and advisors under the Director  Plan. The Director Plan provides that any person who becomes a  non-employee  director  or advisor of the  Company  may  receive an option to purchase 4,000 shares (or a pro rata portion thereof) at their fair market value on the date such person becomes a non-employee  director or advisor,  and on the first  day of  each  year  thereafter  as  long  as the  person  continues  as a non-employee  director  or  advisor,  limited  to the  overall  number of shares available  for  issuance  under the  Director  Plan.  Options that expire or are canceled may be  re-granted  under the Director  Plan at the  discretion  of the
Board of Directors. The options expire after ten years. During the periods ended
September  30, 2000 and 1999 and December 31,  1998,  37,000,  29,000 and 28,000
options were granted under the Director Plan, respectively.

The Company  established  an Area  Director  Equity  Participation  Rights Stock
Option Plan (AD Plan)  providing for grants of stock  options to area  directors beginning in 1998.  During 1998,  the Company  granted  stock  options  covering
60,375 shares pursuant to the AD Plan.  Options are granted under the AD Plan at the market  price of the common  stock for six month  options or a 20%  discount
(not to exceed $1.20) if the grantee exercises within seven business days of the grant. The Company recorded $33,950 related to the inherent value of the options granted to area  directors in 1997. No amounts were recorded for inherent  value of the options for 1998. During 2000 and 1999, the Company granted options under the AD Plan for 0 and 10,275 shares.

In 1996,  the Company issued  warrants to purchase  372,847 shares of its common stock to a lender in connection with a $2,000,000 convertible  subordinated loan made to the Company.  The warrants are exercisable at $3.10 per share and expire on December 31, 2004.  Additionally,  in 1997,  the Company  issued  warrants to purchase  another  42,209  shares  of its  common  stock to the same  lender  in
connection  with  the  lender’s   conversion  of  $500,000  of  the  convertible
subordinated  debt to Class B preferred  stock.  The warrants are exercisable at
$5.00 per share and do not have an expiration  date.  These warrants are reduced to 20,597 if the Company meets certain earnings goals through 2000.

In connection with the Company’s public  offering,  the Company issued a warrant for the  underwriter  to  purchase up to 100,000  shares of its common  stock at
$5.00 per share.  During 1998,  80,000 warrants were exercised and the remaining
20,000 were cancelled.  Additionally in 1997, the Company issued 33,000 warrants to  consultants  that  allowed the holders to purchase  33,000  shares of common stock at $5.40 to $5.50 per share.  During 2000,  8,000 of these  warrants  were exercised. These warrants expire through December 2000.

In 1999, the Company reached a settlement with Bains that resulted in the return to the Company of the 9,091 shares of Company stock originally issued as part of the purchase of the Bains units in 1997.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  “Accounting  for  Stock-Based   Compensation.”
Accordingly, no compensation cost has been recognized for the stock option plans as they relate to options issued to employees and directors.

Had  compensation  cost for the Company’s  two employee  stock option plans been determined  based on the fair  value at the grant date for  consistent  with the provisions  of SFAS No. 123, the  Company’s  net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              September 30,   September 30,   December 31,
                                                                  2000            1999           1998
                                                              -------------   ------------    ------------
Net income before  cumulative  effect of
 changes in accounting principle – as reported                 $1,115,782      $1,242,391      $891,725
Net income before cumulative effect of changes
 in accounting principle – pro forma                           $  643,327      $  662,806      $586,960
Basic earnings per share - as reported                         $      .37      $      .40      $    .30
Basic earnings per share - pro forma                           $      .21      $      .22      $    .19

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants: dividend yield of 0%; expected volatility of 37% in
2000,  40% in 1999 and 42% in 1998;  discount rate of 5.5%;  and expected  lives from 3.5 to 10 years.

The  following  is a summary of options  and  warrants  granted,  exercised  and expired:

                                                                     Weighted      Weighted                      Weighted Average
                                                                     Average       Average Fair                   Exercise Price of
                                                                     Exercise       Value of         Currently       Options and–
                                                                     Price of      Options and      Exercisable        Warrants
                                                  Options and      Options and      Warrants       Options and         Currently
                                                   Warrants          Warrants       Granted          Warrants        Exercisable
                                                --------------   ---------------  -------------  ---------------  -----------------

Outstanding December 31, 1998                        896,538            $3.40                          590,867               $2.52
   Granted                                           279,500            $1.81           $3.50
   Forfeited or exercised                            (60,695)           $(.25)
                                                 -----------

Outstanding September 30, 1999                     1,115,343            $4.29                          616,925               $3.54
   Granted                                           141,305             $.99           $3.45
   Forfeited or exercised                           (198,245)           $(.66)
                                                 -----------

Outstanding September 30, 2000                     1,058,403            $4.85                          680,436               $3.32
                                                 ===========

                                                                                September 30, 2000
                                       ---------------------------------------------------------------------------------------------
                                                                                                               Options and
                                                   Options and Warrants Outstanding                        Warrants Exercisable
                                       ---------------------------------------------------------    --------------------------------
                                                                                    Weighted
                                                                Weighted             Average                              Weighted
   Range of Options and                                          Average            Remaining                              Average
          Warrants                            Number             Exercise          Contractual         Number             Exercise
     Exercisable Price                     Outstanding             Price              Life           Exercisable            Price
---------------------------            ------------------     ------------     -----------------    --------------       -----------

$3.00 - $5.50                                    709,603             $3.68        4.8 years           629,116              $2.99
$5.75 - $8.18                                    348,800             $7.24        5.5 years            51,320              $7.31
                                              ----------                                            ---------

                                               1,058,403             $4.85        5.0 years           680,436              $3.32
                                              ==========                                            =========

Note 12 - Income Taxes

The components of the provision for income tax expense (benefit) are as follows:

                                                     September 30,       September 30,      December 31,
                                                          2000               1999               1998
                                                     -------------       -------------      ------------

Current income tax expense                             $1,369,395         $1,951,848         $ 213,500
Deferred income tax benefit                              (621,560)        (1,230,160)         (582,053)
                                                       ----------         ----------         ---------

                                                       $  747,835         $  721,688         $(368,553)
                                                       ==========         ==========         =========

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

Deferred  tax  liabilities  and assets are  determined  based on the  difference between the financial  statement assets and liabilities and tax basis assets and liabilities  using the tax rates in effect for the year in which the differences occur. The Company's  temporary  differences result primarily from depreciation, deferred  franchise  fees and costs and area  director  fee  revenues and costs, deferred bonuses and deferred rent.

The  net  current  and  long-term  deferred  tax  assets  (liabilities)  in  the accompanying balance sheet include the following items:

                                                 September 30,    September 30,    December 31,
                                                     2000            1999              1998
                                                 ------------     -------------    ------------

Current deferred tax asset                        $  221,182       $  128,718       $   81,260
Current deferred tax liabilities                       -                 -                 -
                                                  ----------       ----------       ----------

Net current deferred tax asset                    $  221,182       $  128,718       $   81,260
                                                  ==========       ==========       ==========

Long-term deferred tax asset                      $6,242,732       $4,890,254       $1,673,620
Long-term deferred tax liability                  (2,032,106)      (1,383,041)        (938,812)
                                                  ----------       ----------       ----------
Net long-term deferred tax asset                   4,210,626        3,507,213          734,808
                                                  ----------       ----------       ----------

Net deferred tax asset                            $4,431,808       $3,635,931       $  816,068
                                                  ==========       ==========       ==========

Rate Reconciliation

The  reconciliation  of income tax expense  (benefit)  by  applying  the Federal statutory  tax rates to the Company’s  effective  income tax rate is as follows:
September 30, September 30, December 31, 2000 1999 1998

Federal statutory rate                              37.0%           37.0%        34.0%
Nondeductible expenses                                -               .9          8.4
Other – deferred including utilization of NOL        (.5)           (3.3)       (13.5)
Valuation allowance                                   -               -         (78.0)
                                                   -----            ----        -----

                                                    36.5%           34.6%       (49.1)%
                                                   =====            ====        =====

Note 13 - Employee Benefit Plan

The  Company  has  adopted  a  401(k)  plan  during  1995  for  its   employees.
Participation  is voluntary and employees are eligible to  participate at age 21 and after one year of employment  with the Company.  Effective  January 1, 2000, the  Company  changed  its match  under  the  401(k)  plan to match  100% of the participants’  elective  deferral  contributions  to the  plan,  up to a maximum
Company matching contribution equal to 6% of the participants’ compensation.

Starting  January 1,  2000,  the  Company  matching  contributions  will be 100%
vested,  regardless of the participant’s  years of service with the Company.  As always,  the  Company  matching  contribution  is 50% in cash and 50% in Company stock.

A participant is always 100% vested in their elective deferral  contributions to the plan.

The  Company’s  matching  contributions  prior to  January  1,  2000 vest to the participant according to the following vesting schedule:

        Years of Services                         Percentage
        -----------------                         ----------
                 1                                     0%
                 2                                    25%
                 3                                    50%
                 4                                    75%
                 5                                   100%

The Company has  contributed  $150,304,  $60,427 and $31,675 to the Plan for the
periods ended September 30, 2000 and 1999 and December 31, 1998, respectively.

Note 14 – Earnings (Loss) Per Share

The following table sets forth the  computation  for basic and diluted  earnings per share:

                                                                          For the Year Ended    For the Nine Months   For the Year Ended
                                                                             September 30,       Ended September 30,      December 31,
                                                                                 2000                  1999                   1998
                                                                          ------------------    -------------------   ------------------
Numerator – net income before cumulative effect of changes in accounting principle
   Numerator for basic earnings per share                                   $ 1,115,782             $ 1,242,391            $  891,725
   Preferred dividends (net of taxes)                                            97,798                  78,265                    -
                                                                            -----------             -----------            ----------

   Numerator for diluted earnings per share                                 $ 1,213,580             $ 1,320,656            $  891,725
                                                                            ===========             ===========            ==========

Numerator for basic and diluted earnings per share – cumulative effect
    of changes in accounting principle                                           N/A                $(2,769,592)                N/A
                                                                                                    ===========
Denominator – weighted average shares
   Denominator for basic earnings per share – weighted average shares         3,019,849               3,060,878             3,014,042
   Effect of dilutive securities – convertible debt, options and
    warrants                                                                    708,912                 755,671               431,930
                                                                            -----------             -----------            ----------
   Denominator for diluted earnings per share – adjusted weighted
    average shares                                                            3,728,761               3,816,549             3,445,972
                                                                            ===========             ===========            ==========

Denominator for basic and diluted earnings per share – cumulative
    effect of changes in accounting principle                                    N/A                  3,060,878               N/A
                                                                                                    ===========
   Basic earnings (loss) per share                                          $       .37             $      (.50)           $      .30
                                                                            ===========             ===========            ==========

   Diluted earnings (loss) per share                                        $       .33             $      (.55)           $      .26
                                                                            ===========             ===========            ==========

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 15 – Area Director Territory Repurchases

In  2000,  the  Company   repurchased  or  reacquired   fourteen  area  director
territories  from 9 area directors for $3,472,627,  inclusive of legal and other related  costs.  The Company  issued notes payable for $714,622 and offset notes and interest receivable from three area directors in the amount of $315,850. The balance of the purchase price was paid in cash.

Note 16 – Transition Reporting

In October  1999,  the  Company  changed  its fiscal  year from  December  31 to
September 30. As such, the 1999 financial  statements are as of and for the nine months ended  September 30, 1999. The 2000 and 1998 financial  statements are as of and for the twelve  months  ended  September  30, 2000 and December 31, 1998, respectively.  For  comparative  purposes,  the following  unaudited  summarized consolidated  statement of  operations  is presented for the twelve months ended
September 30, 1999.

                                                     For the Year Ended
(Unaudited)                                          September 30, 1999
                                                     ------------------

Total revenue                                          $  26,292,137
Income from franchise operations                       $   3,058,373
Income from Company store operations                   $     618,190
Net income before taxes                                $   2,163,511
Net (loss) applicable to common shareholders           $  (1,138,367)

Net (loss) per share – basic                           $        (.37)
Net (loss) per share – diluted                         $        (.43)

Note 17 – Subsequent Events

On November 13, 2000, the Company announced that it has commenced a tender offer to purchase all outstanding shares of its common stock except for shares held by certain insiders at a price of $8 per share, net in cash to the seller.

There are  approximately  three million shares of common stock  outstanding,  of which approximately 51.6 percent currently are owned by Richard E. Schaden,  the
President  and  CEO  of The  Quizno’s  Corporation;  Richard  F.  Schaden,  Vice
President,  Secretary and a Director of The Quizno’s Corporation;  and Frederick
H.  Schaden,  a Director of The Quizno’s  Corporation.  All three  Schadens have indicated they would not tender their shares at this time.

The tender offer will expire at midnight Monday,  December 11, 2000,  unless the
Company extends it.

The tender offer is conditioned, among other things, on 51 percent of the common shareholders  besides the Schadens  accepting the tender offer.  The Company may waive any such condition. It is also conditioned on the closing of a loan for up to $12 million with Levine Leichtman  Capital  Partners.  The funding  agreement combined  with $6.2  million in available  cash  provide the funds  necessary to purchase all remaining common stock, all preferred shares and options  converted into common stock and warrants held by Retail & Restaurant Growth Capital, L.P.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.
                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

      The names of and other information about our Directors as of December
18, 2000, are set forth below:

                                                                    Director
        Nominee           Age        Position(s) with Company        Since
--------------------   --------      ------------------------     -----------

Richard E. Schaden        36         President, Chief
                                     Executive Officer and          1991
                                     Director

Richard F. Schaden        62         Secretary and Director         1991

Frederick H. Schaden      54         Director                       1993

J. Eric Lawrence          33         Director                       1997

Mark L. Bromberg          49         Director                       1997

Brad A. Griffin           50         Director                       1999

John J. Todd              40         Director                       2000

      Each director is currently serving a one year term that will end on the date of our 2001 Annual Meeting of Shareholders.

Director’s Biographical Information

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
Administration.  RRGC  loaned  $2,000,000  to our  company  in  1996,  and Mr.
Lawrence  was  elected  to the Board  pursuant  to a  contractual  arrangement between  our  company  and  RRGC.  As a result  of the  Tender  Offer  and the purchase of the  outstanding  warrants  held by RRGC,  such  contract has been terminated.  Mr.  Lawrence  has been  extensively  involved in the analysis of the financial,  operational  and  managerial  aspects of retail and restaurant companies  throughout  his career.  Prior to RRGC, he served as Vice President of Strategic  Retail  Ventures,  Inc.,  a boutique  financial  consulting  and private  investment  firm  focusing  on the  needs  of  specialty  retail  and restaurant  companies  from  December  1993 to  December  1995.  Prior to SRV,
Mr. Lawrence was a Senior Consultant with Arthur Andersen,  in Dallas,  Texas.
Mr.  Lawrence is a licensed  C.P.A.,  and is a graduate of Southern  Methodist
University with a B.B.A. in Accounting and Minor in Economics,  which included study abroad at Oxford University, Oxford, England.

      Mr.  Mark L.  Bromberg is the  President of  Foodservice  of the viaLink
Company, a public company providing  synchronized database management services to a wide  range of  retail  clients  since May 2000.  From  November  1997 to
May 2000,  he served as President of Pinnacle  Restaurant  Group,  a privately held  company  that  owns  and  operates  casual  dining  restaurants  in  the
southwestern   United   States.    Mr. Bromberg   previously   served   as   a
self-employed management consultant providing strategic planning,  positioning and senior management  consulting  services to the hospitality  industry,  for over five  years.  Mr. Bromberg  is the  former  President  & CEO of East Side
Mario's  Restaurants  Inc.,  the Dallas based  subsidiary  of PepsiCo which he grew from one  restaurant  in 1988 to 30 in 1993 when it was sold to  PepsiCo.
Mr. Bromberg  has been the founder and  President of a number of causal dining restaurant  chains,  including  Mr.  Greenjeans,  Ginsberg  &  Wong  and  Lime
Rickey's  and served as  President  of Prime  Restaurant  Group,  the  largest privately-held  restaurant  chain in  Canada.  He holds a B.S.  and an  M.B.A.
from Cornell  University and remains highly involved in foodservice  education as a  curriculum  advisor  and guest  lecturer.  He is a past  chairman of the
Canadian Restaurant and Foodservice  Association and is a past director of the
National  Restaurant  Association of the U.S.  Mr. Bromberg was elected to the
Board of  Directors  pursuant  to a  contractual  arrangement  with  RRGC that required the election of an additional  Board member  acceptable to RRGC. As a result of the Tender Offer and the purchase of the  outstanding  warrants held by RRGC, such contract has been terminated.

      Mr.  Brad  A.  Griffin  has  been  the  managing   director  of  GriffCo
Development,  which develops, builds, leases and manages commercial and retail
real  estate,   since  1994.  He  is  also  the  managing  director  of  Oasis
Investment,  a company that manages  investment  assets and trades  NASDAQ and
Exchange stocks and options.

      Mr. John J.  Todd was elected to the Board of Directors on September 26,
2000.  Mr. Todd is the Senior Vice  President and Chief  Financial  Officer of
Gateway  Inc.,  a position  he has held  since  October 1998.  Before  joining
Gateway,  he had held  financial  positions  with the Allied Signal  companies from 1997 to 1998,  with Boston Market from 1996 to 1997 and with PepsiCo from
1988 to 1996.  He received his  bachelor's  degree from  Longwood  College and his M.B.A. from William and Mary.

      Richard F.  Schaden is the  father of Richard E.  Schaden.  Frederick H.
Schaden is the brother of Richard F. Schaden and Richard E. Schaden’s uncle.

Executive Officers

      The  following  table sets forth (i) the names of the  executive  officers,
(ii) their ages, and (iii) the capacities in which they serve our company:

       Name           Age         Position(s) with the Company
-------------------  -----  ---------------------------------------

 Richard E. Schaden   36    President, Chief Executive Officer and Chairman of
                            the Board
 Steven B. Shaffer    49    Executive Vice President for Operations
 Robert W. Scanlon    54    Executive Vice President for Development
 Robert A. Elliott    43    Executive Vice President for Marketing
 Sue A. Hoover        54    Executive Vice President for Corporate Communications
 Richard F. Schaden   62    Vice President, Secretary and Director
 Patrick E. Meyers    41    Vice President and General Counsel
 John L. Gallivan     53    Chief Financial Officer, Treasurer and Assistant
                            Secretary

Executive Officer’s Biographical Information

      See "Director’s  Biographical  Information"  above for a description of the backgrounds of Richard E. Schaden and Richard F. Schaden.

      Steven B.  Shaffer has been our Executive  Vice President for Operations since  May 22,  2000.  Prior to that he had been a  franchisee  of the Company since  1992,  an Area  Director  of the  Company  since 1996 and a Senior Vice
President of the Company since  October 1998.  Mr. Shaffer  graduated from the
University of Georgia in 1972.

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

      Robert A. Elliott  became our Executive  Vice  President of Marketing in
February 2000.  Prior to  joining  us, he was a partner  at Bozell  Worldwide,
Inc., an advertising  agency in Detroit,  Michigan,  from 1997 to 1999, and on the  marketing  staff of Little  Caesar  Enterprises,  Inc. for over 18 years,
including   serving   as  Vice   President - Marketing   from  1993  to  1997.
Mr. Elliott  graduated from Eastern Michigan  University with a B.B.A.  degree in 1979.

      Sue A.  Hoover  joined our company as  Director  of  Marketing  in 1991.
She was named  Senior Vice  President  of  Marketing  in 1997 and was named an
Executive  Vice  President in October  1998.  In February of 2000,  she became
our  Executive  Vice  President  of  Corporate   Communications.   Ms.  Hoover
graduated from the University of Iowa with a B.A. in 1968.

      Patrick E.  Meyers  joined our company in 1997. He had been an associate with the Denver law firm of Moye,  Giles,  O'Keefe,  Vermeire & Gorrell  since
September  1991,  and was  selected as a partner of that firm in 1996.  Before that he served as a judicial  law clerk to a Justice of the  Colorado  Supreme
Court from July 1990 to September  1991.  Mr. Meyers  received his J.D. degree from  the  University  of  California,  Hastings  College  of Law and his B.A.
degree  from  the  University  of  Colorado-Denver.  Mr. Meyers  served  as  a
Director  of our  company  from  1993 to 1997,  when he  resigned  to become a full-time employee of our company.

      John L.  Gallivan joined our company as Chief Financial Officer in 1994.
He was later elected Treasurer and Assistant  Secretary.  Prior to his joining our company,  he was a director and Executive  Vice President of Grease Monkey
Holding  Corporation of Denver, a franchisor,  owner, and operator of over 200 ten-minute  oil change and fluid  maintenance  centers in the U.S.  and Mexico from 1979 through April 1994.  He is a member of the Colorado  Society and the
American  Institute of CPAs. He graduated  from the  University of Colorado at
Boulder with a bachelors degree in accounting.

Compliance with Section 16(a) of  the Exchange Act

      Section  16(a) of the  Securities  Exchange Act of 1934 requires the our directors,  our  officers  (including  a  person  performing  a  policy-making function)  and  persons  who own more  than 10% of a  registered  class of our equity  securities  ("10%  Holders") to file with the  Securities and Exchange
Commission  ("SEC")  initial  reports of  ownership  and reports of changes in ownership  of Common Stock and other equity  securities.  Directors,  officers and 10% Holders are required by SEC  regulations  to furnish us with copies of all of the Section  16(a)  reports they file.  Based solely upon such reports, we believe that during fiscal 2000 our directors,  advisors,  officers and 10%
Holders  complied  with all filing  requirements  under  Section  16(a) of the
Exchange Act,  except that Mr. Shaffer  inadvertently  failed to timely file a
Form 4. Such  failure  was  remedied  by the  timely  filing of his From 5 for fiscal 2000.

ITEM 10.    EXECUTIVE COMPENSATION

Executive Compensation

      Set forth below is information about compensation  during fiscal 2000 of our five most highly compensated  executive  officers,  including our CEO, and two  non-executive  officers  who would have been in the top five most  highly compensated  executive  officers if they had been executive  officers  ("Named
Officers").

      Summary Compensation Table.  The following table provides certain summary information for fiscal 2000, 1999 and 1998 concerning compensation awarded, paid to, or earned by, the Named Officers:

                            Annual Compensation      Long-Term and Other
                            -------------------          Compensation
                                                  ----------------------------
                                                    Option        401(k) Plan
Name and Position    Year(1)   Salary   Bonus      Shares(2)    Contribution(3)
-----------------   --------- -------- --------   ----------   ---------------

Richard E. Schaden, 12/31/98  $181,452 $130,625      5,164         $2,000
 President and       9/30/99  $196,710 $  1,500(4)  33,000         $2,329
 Chief Executive     9/30/00  $221,500 $301,500(4)   4,000         $3,997
 Officer

Steven B. Shaffer,  12/31/98  $ 22,611 $      0      4,000         $    0
 Executive Vice      9/30/99  $ 75,000 $  8,177     18,500         $    0
 President           9/30/00  $126,000 $113,044          0         $3,192
 For Operations

Patrick E. Meyers,  12/31/98  $ 84,000 $ 24,674      5,164         $    0
 Vice President and  9/30/99  $ 72,768 $ 24,674     14,000         $2,500
 General Counsel     9/30/00  $126,667 $120,146          0         $2,749

Robert W. Scanlon,  12/31/98  $ 85,783 $ 28,115      5,164         $3,418
 Executive Vice      9/30/99  $ 78,000 $ 10,289      9,000         $5,885
 President of        9/30/00  $118,334 $ 48,067          0         $3,977
 Development

Sue A. Hoover,      12/31/98  $ 90,479 $ 13,968      9,164         $3,016
 Executive Vice      9/30/99  $ 73,125 $ 20,826      6,000         $3,962
 President  of       9/30/00  $124,167 $ 36,120          0         $7,609
 Corporate
 Communications

John Fitchett,      12/31/98  $ 92,000 $  7,674      5,164         $1,051
 Senior Vice         9/30/99  $ 75,000 $ 11,233      9,000         $1,916
 President           9/30/00  $113,542 $121,324          0         $5,579

George Boedecker    12/31/98  $ 29,200 $  4,343      6,000         $    0
 Senior Vice         9/30/99  $ 75,000 $  6,212     13,000         $1,787
 President           9/30/00  $115,375 $118,451          0         $5,712

Richard F. Schaden, 12/31/98  $ 83,500 $ 78,375          0         $    0
 Vice President and  9/30/99  $ 62,625 $      0(4)       0         $    0
 Secretary           9/30/00  $ 86,979 $      0(4)   4,000         $    0

(1) Fiscal 1999 contained only nine months because we changed our fiscal year end to September 30 during 1999.

(2) During  fiscal 2000 and prior  years,  as an  incentive  for our  eligible employees to work to enhance our  performance  and assure our future  success, we granted options to purchase shares of common stock to successful  employees from  time  to  time  under  our  Employee  Stock  Option  Plan.  All  options indicated in this table have been granted under such Plan.

 (3) We provide our employees with a 401(k) Employee's Savings Plan,  pursuant to which we contribute to each eligible  employee's account an amount equal to
100% of such employee's annual  contribution up to 6% of each employee’s total compensation.  Employees  in 1999 were  limited to a maximum  contribution  of
$10,000 by  applicable  provisions of the Internal  Revenue Code.  That amount increases  to  $10,500  in  2000.  Prior to 1999,  our  match  was 50% of each employee’s  contribution.  We have issued  shares of Common  Stock for 50% our annual  contribution  to each account under the 401(k) Plan. In December 2000, our directors amended the 401(k) plan to provide for 100% of matches in cash.

(4) The Company is contractually  obligated to pay both Mr. Richard E. Schaden and Mr.  Richard  F.  Schaden a bonus  based  upon any  positive  increase  in earnings before interest,  taxes,  depreciation and amortization for each full calendar  year over the level of such amount for the prior full  calendar year during the term of their  respective  employment  agreements.  See “Employment
Contracts”  below.  During 1999,  there was a change in  accounting  principle resulting from a change in the Securities and Exchange  Commission’s  position regarding the  recognition of area director fees as income.  The  Commission’s position  shifted from one permitting  immediate  recognition to one requiring amortization  of such fees into income over  several  years.  As a result,  we took a charge  against  earnings in fiscal 1999 of  $2,769,592.  The impact on the Schadens from this change was that they received  virtually no bonuses for fiscal 1999.  However,  in future years a portion of their bonuses will result from  amortized  income  from  area  director  fees that had been  taken  into income,  and  therefore  counted  towards  their bonuses in years prior to the accounting  change and the charge against  income  described  above.  The next bonus  calculation  for the Schadens  will be made for the calendar year 2000.
The Board of  Directors  has  approved  an advance of  $300,000  to Richard E.
Schaden  based on the  expectation  that his  bonus  will be in excess of such amount.  In  addition,  the Board of Directors  has approved the  exclusion of certain one time non-recurring  expense items in the amount of $2,916,536 from the  calculation  of EBITDA  for the  purpose  of  determining  the  Schadens’
bonuses for 2000.

      Stock  Option  Awards.  We adopted our  Employee  Stock Option Plan (the
"Employee  Plan") in 1993.  The  purposes of the  Employee  Plan are to enable our company to provide  opportunities  for certain  officers and key employees to acquire a proprietary  interest in our company,  to increase incentives for such persons to  contribute to our  performance  and further  success,  and to attract and retain  individuals  with  exceptional  business,  managerial  and administrative  talents,  who will  contribute  to our  progress,  growth  and profitability.  As of November  30,  2000,  we had issued  68,091  shares upon exercise of options  under the  Employee  Plan and had  outstanding  grants of options  covering  448,226  shares  currently  reserved for issuance under the
Employee Plan.

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

      In connection with our self-tender  offer that was completed on December
11, 2000,  our Board of Directors has approved a profit  sharing plan that all
Quizno’s  employees  will be able to  participate  in. Such plan will  replace the Employee Plan beginning in 2001.

      Option information for fiscal 2000 relating to the Named Officers is set forth below:

Option Grants in Fiscal 2000

                          Number of
                          Shares of
                        Common Stock    Percentage of
                         Underlying     Total Options
                           Options       Granted to
                         Granted in     Employees in               Expiration
         Name            Fiscal 2000     Fiscal 2000                  Date
--------------------   --------------  -------------- --------    ------------
Richard E. Schaden       4,000             2.3%        $7.375     1/1/10(1)
Richard F. Schaden       4,000             2.3%        $7.375     1/1/10(1)
Steven B. Shaffer            0              -             -          -
Patrick E. Meyers            0              -             -          -
Robert W. Scanlon            0              -             -          -
Sue A. Hoover                0              -             -          -
John Fitchett            8,000             4.6%        $6.38      8/8/05(2)
George Boedecker        10,000             5.7%        $6.57      8/8/05(2)

(1)   The  grants  of  these  options  were  included  in  the  grants  to all directors  under our Directors  and Advisors  Stock Option Plan and expire on the first to occur of the tenth  anniversary  of the grant  date or the third anniversary of the  termination of the  individual’s  status as a Director or
       Advisor.

(2)   These  options,   granted  under  the  Employee  Plan,   vest  in  equal
       proportions  on the  second,  third and  fourth  anniversaries  of the grant.
       They  terminate  on the fifth  anniversary  of the grant or ninety days after termination of employment, if earlier.

              Option Exercises and Year-End Values in Fiscal 2000
                                          Number of Shares           Value of Unexercised
                                       Underlying Unexercised        In-the-Money Options
                                         Options at Year End             at Year End(1)
                Shares     Value     ---------------------------   ---------------------------
    Name      Exercised   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
-----------   ---------   --------   -----------   -------------   -----------   -------------

Richard E.      3,873     $12,122      5,087           34,291         $2,370         $1,381
 Schaden

Richard F.          0     $     0      4,000                0        $     0         $    0
 Schaden

Steven B.       4,000     $12,000          0           20,000        $     0         $6,260
 Shaffer

Robert W.           0     $     0      5,600           12,691        $16,764         $8,776
 Scanlon

Sue A. Hoover   3,873     $11,619     13,200           12,091        $20,556         $6,124

Patrick E.      3,873     $14,040     22,000           15,291        $54,700         $2,020
 Meyers

John Fitchett       0     $     0      5,600           20,691        $16,764         $9,256

George              0     $     0      1,800           25,700        $ 4,617         $5,426
 Boedecker

(1) The dollar values are calculated by determining the difference between $6.44 per share, the fair market value of the Common Stock at September 30, 2000, and the exercise price of the respective options.

            Employment  Contracts.  On December 12, 2000, the Company  entered into  a  new  employment  agreement  with  Richard E.  Schaden,  which  has  a three-year  term and  provides  for an annual  salary of  $481,000.  Under the agreement,  Richard E.  Schaden  will be entitled to an annual  bonus equal to four percent of the Company's  earnings before interest,  taxes,  depreciation and  amortization  ("EBITDA")  up to the  amount  of EBITDA  projected  in the annual budget  approved by the Company's  Board of Directors for that calendar year. To the extent actual EBITDA  exceeds  budgeted  EBITDA for that calendar year,  Richard E.  Schaden  will be  entitled  to an  annual  bonus of  twelve percent of the amount of such excess EBITDA.  In the event Richard E.  Schaden is terminated by the Company without cause or his employment  agreement is not renewed under terms at least as favorable as exists as of the expiration  date of the  employment  agreement,  he would be entitled to  termination  payments equal to three years' base salary plus bonus (which bonus  payment will not be less  than  $400,000  for each year in which the  severance  payment  is due).
Either party may  terminate the agreement  with 30 days'  notice.  Mr. Schaden will  devote  his full time to  company  matters.  Under his prior  employment agreement,  his annual base salary was $220,000.  That  agreement  provided an annual  bonus  equal  to 10% of  any  positive  increase  in  earnings  before interest,  taxes,  depreciation  and  amortization for each full calendar year during the term of the  agreement  over the level of such amount for the prior full calendar year.  Both the old and new employment  agreements  provide that
Mr. Schaden also receive a monthly automobile  allowance of up to $620.00 plus up to $150.00  for  insurance  coverage.  The  contracts  provide  that we pay one-half of Mr. Schaden's  medical insurance coverage and one-half of the cost of disability  insurance.  We also pay for  $1,000,000 of term life  insurance for Mr. Schaden, payable to his designated beneficiary.

      On  December  12,  2000,  the  Company  entered  into  a new  employment agreement with  Richard F.  Schaden,  which has a three-year term and provides for an annual  salary of $100,000.  Under the  agreement,  Richard F.  Schaden will be  entitled to an annual  bonus  equal to two  percent of the  Company's
EBITDA up to the amount of EBITDA  projected in the annual budget  approved by the  Company's  Board of  Directors  for that  calendar  year.  To the  extent actual  EBITDA  exceeds  budgeted  EBITDA for that calendar  year,  Richard F.
Schaden will be entitled to an annual bonus of eight  percent of the amount of such excess  EBITDA.  In the event  Richard F.  Schaden is  terminated  by the
Company  without cause or his employment  agreement is not renewed under terms at least as favorable as exists as of the  expiration  date of the  employment agreement,  he would be entitled to termination payments equal to three years'
base salary plus bonus  (which bonus  payment  will not be less than  $400,000 for each  year in which  the  severance  payment  is due).  Either  party  may terminate the  agreement  with 30 days'  notice.  Mr. Schaden  will not devote his full  time to  company  matters,  but will  devote  such  time to  company matters as we  request.  Mr.  Schaden may take on special  projects  for us at the  direction of the Board of Directors and receive  additional  compensation for such  projects.  Under his prior  employment  agreement,  his annual  base salary was  $83,500.  That  agreement  provided an annual bonus equal to 6% of any positive  increase in earnings before  interest,  taxes,  depreciation and amortization  for each full  calendar  year  during the term of the  agreement over the level of such amount for the prior full calendar year.

      Robert  Elliott has entered into an  employment  agreement  with us that terminates on January 16,  2003.  His contract  provides that he will serve as our Executive Vice President for Marketing.  Mr. Elliott  will devote his full time to  company  matters.  His  annual  base  salary  is  $180,000  in  2000,
$200,000 in 2001,  and  $220,000 for the  remainder  of the term.  Such amount may be adjusted from time to time by mutual agreement between  Mr. Elliott and the Company.  The  agreement  provides a $25,000  signing bonus payable on his nine month anniversary,  and a second year signing bonus of $10,000 due on his second year  anniversary  date. The agreement  provides an annual  performance bonus equal to a maximum of 20% of  Mr. Elliott's  base salary,  as well as an automobile  allowance  of  $650.00  per month.  The  agreement  provides  that
Mr. Elliott  will receive  options to purchase  20,000 shares of the Company's stock.  He may receive  additional  options or be entitled to  participate  in other employee  benefit or  compensation  programs as provided by us from time to time.  Either party may terminate the agreement  with 30 days'  notice.  If we terminate the agreement  without cause, we are obligated to pay Mr. Elliott a severance  payment  equal to 6 months  base  salary.  During the term of the agreement  and for 6 months  after it  terminates,  Mr. Elliott  agrees not to work for any competitor.

      None of the other executive officers have an employment agreement with us.

Director Compensation

      Directors  who are not officers or  employees  are paid $500 per day for each Board and  Committee  meeting  they  attend and they are  reimbursed  for their  reasonable  expenses of  attending  such  meetings.  In  addition,  all directors  receive  an annual  grant of options to  purchase  4,000  shares of
Common Stock, which immediately vest.

      During fiscal 2000,  we paid three of our  non-employee  directors,  who served all year,  $2,500 each,  a fourth  director who attended  three meetings
$1,500,  and our new  director  John Todd,  $500,  as  compensation  for their attendance at regular Board and Committee  meetings.  For their service during fiscal  2000,  all  Directors  received a grant of options to  purchase  4,000 shares  of Common  Stock  that  immediately  vested,  except  John  Todd,  who received a grant of  options to  purchase  1,000  shares of Common  Stock that immediately vested.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following  table sets forth certain  information  regarding  beneficial ownership of our equity  securities  (common stock and three classes of preferred stock)  as of  December  18,  2000,  (a)  by  each  person  known  to  us to  own beneficially  more than 5% of the Common  Stock,  (b) each of our Named  Officers and  directors  and (c) by all of our  executive  officers  and  directors  named herein as a group.

                                                              Preferred
                                                                Stock
                                Common Stock  Common Stock    Owned and
     Name and Address(1)          Owned(2)     Percentage    Percentage
 ----------------------------  -------------- ------------- -------------

     Richard E. Schaden.......   872,384(3)      35.8%           (7)

     Richard F. Schaden.......   921,470(3)      37.0%           (7)

     Levine Leichtman Capital
      Partners II, L.P,
      335 North Maple Drive,
      Suite 240, Beverly Hills,
      CA 90210................          (4)      14.0%            0

     Brad A. Griffin..........         0           *              0

     Mark L. Bromberg.........    14,000(5)        *              0

     J. Eric Lawrence.........         0           *              0

     Frederick H. Schaden.....    28,000(5)        *             (7)

     John J. Todd.............     1,000(5)        *              0

     Steven B. Shaffer........    27,300(6)        *             (7)

     Robert W. Scanlon........         0           *              0

     Sue A. Hoover............     3,873(6)        *              0

     Patrick E. Meyers........    15,723(6)        *              0

     John Fitchett............         0(6)        *             (7)

     George Boedecker.........         0(6)        *             (7)

     All Executive Officers
     and Directors as a Group
     (13 persons)(3),(5),(6).. 1,885,223         71.3%           (7)

_________________________

 *    Less than 1% of shares outstanding.

(1)   All addresses, unless otherwise stated, are 1415 Larimer Street,
      Denver, CO 80202.

(2)   The  persons  named in the  table  have sole  voting power with  respect to all shares of common  stock shown as  beneficially  owned by them.  A person is deemed to be the  beneficial  owner of securities  that can be acquired by such  person  within  60 days  from the date as of which the table is  presented,  upon the  exercise  of  options  or  warrants,  or conversion  of  convertible  securities.  The record  ownership  of each beneficial  owner is  determined by assuming that options or warrants or convertible  securities  that  are  held by such  person  and  that  are exercisable  or  convertible  within  60 days  have  been  exercised  or
      converted.   The  total  outstanding   shares  used  to  calculate  each
      beneficial owner's  percentage also assumes that such options,  warrants
      or  convertible  securities  have  been  exercised  or  converted.   Our
      Class A Cumulative  Convertible  Preferred Stock ("Class A  Preferred"),
      Class C  Cumulative  Convertible  Preferred Stock ("Class C  Preferred")
      and   Class E   Cumulative   Convertible   Preferred   Stock   ("Class E
      Preferred")  are  currently  convertible  into  our  common  stock  on a
      1-for-1 basis.

(3)  Richard E.  Schaden and  Richard F.  Schaden  beneficially  own,  through a
     voting   trust   pursuant  to  which  they  are  joint   voting   trustees,
     773,667 shares  of our  common  stock  and  146,000 shares  of our  Class A
     Preferred,  and  4,000 shares  of our common stock owned by a family member for which the voting trust holds sole voting power. The remaining  duration of the voting trust agreement is four years,  subject to extension.  In the table,  beneficial  ownership of shares,  other than the  773,667 shares of
     common  stock,   have  been  allocated   equally  to  each  of  them.  Such
     773,667 shares  of common stock are allocated to Richard F.  Schaden in the table,  and he has  been  given a proxy  to vote  such  shares.  Richard E.
     Schaden has withdrawn  773,667 shares of common stock from the voting trust to use to secure a personal  loan,  subject,  however,  to an  agreement to redeposit  those  shares  into  the  voting  trust  if they  are no  longer necessary to secure such loan. Otherwise, Richard E. Schaden, individually,
     4339 shares of our common stock held in his own name,  17,378 shares of our common stock  represented by exercisable  stock options and 2,000 shares of our common  stock  owned by a family  member for which he holds sole voting power. Richard F. Schaden, individually, beneficially owns 34,000 shares of our Class C  Preferred,  4,000 shares  of our common stock  represented  by currently  exercisable  stock  options  and  34,803 shares  of our  Class E
     Preferred.

(4)  We  issued  warrants  to Levine  in  connection  with a loan to us of $13.8 million to finance our self-tender  offer for our own common stock that was completed on December 11, 2000.  Such warrants permit Levine to purchase up to 14% of each class of our capital  stock on a fully  diluted  basis as of the  completion of the tender  offer,  subject to certain  adjustments  for issuances,  exchanges or repurchases  of our capital stock,  at an exercise price of $.01 per share.

(5)  All the  shares  indicated  as owned by  Messrs.  Bromberg  and Todd may be acquired through the exercise of stock options. All the shares indicated as owned by Mr.  Frederick  Schaden  may be acquired  through the  exercise of stock options or conversion of Class C Preferred by the holder.

(6)  Steven  B.  Shaffer,   individually  and  through  an  affiliated   entity,
     beneficially  owns 27,300  shares of our common  stock.  Patrick E. Meyers, individually, beneficially owns 1,723 shares of our common stock and 14,000 shares of our common  stock  represented  by  currently  exercisable  stock options.  In  connection  with our  self-tender  offer for our common stock completed on December 11, 2000, Messrs. Shaffer, Meyers, Gallivan, Fitchett
     and Boedecker and Ms. Hoover  converted the equity in their vested  options to  purchase  our  common  stock  into  pro-rata  interests  in a  deferred compensation  plan which became  effective on December 1, 2000. Ms. Hoover, individually beneficially owns 3,873 shares of our common stock.

(7)  The  Company  has  issued  and  outstanding  four  classes  of  Convertible
     Preferred  Stock,  the Class A Preferred,  Class C  Preferred,  the Class D
     Subordinated  Convertible  Preferred  Stock (the "Class D  Preferred")  and
     Class  E  Preferred.   There  are  146,000  shares  of  Class  A  Preferred
     outstanding:  50% are beneficially  owned by Richard F. Schaden and 50% are beneficially owned by Richard E. Schaden.  There are 57,000 shares of Class
     C  Preferred  outstanding:  34,000  shares or 60.0% are held by  Richard F.
     Schaden and 2,000 shares or 3.5% are held by Frederick  H.  Schaden.  There are 3,000  shares of Class D Preferred  outstanding:  1,000 shares each are held by each of Messrs. Shaffer,  Fitchett and Boedecker.  There are 59,480
     shares of Class E Preferred  outstanding:  34,803 shares or 59% are held by
     Richard F. Schaden and 1,473  shares or 2.5% are held by John L.  Gallivan.
     Among all  executive  officers  and  directors  as a group,  the  following preferred  shares are  beneficially  owned:  100% of the Class A Preferred,
     36,000  shares or 63.2% of the Class C Preferred,  1,000 shares or 33.3% of the Class D Preferred  and 36,276  shares or 61% of the Class E  Preferred.
     None of these classes of preferred  stock are publicly traded or registered under Section 12(b) or 12(g) of the Exchange Act.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 31,  1996, Retail & Restaurant Growth Capital, L.P. ("RRGC")
made a  $2,000,000  loan to our  company,  a portion of which was  convertible into 372,847 shares of our Common Stock.,  and with interest accrued at 12.75%
per annum.  If the loan were repaid  before  conversion,  RRGC would receive a warrant to  purchase  the same  number of shares of our Common  Stock at $3.10 per share.  In  connection  with an amendment to the loan  agreement,  we also issued a Warrant to RRGC that  granted it the right to  purchase  up to 42,209 shares  of the  Common  Stock at $5.00  per  share.  Such  number of shares of
Common Stock was subject to downward  adjustment if we meet certain net income and  other  goals.  On  January  6,  1999,  we paid off the loan from RRGC and issued  to RRGC the  Warrant  to  purchase  372,847  shares  of  Common  Stock referred  to  above.  In  connection  with the  Tender  Offer,  all of  RRGC’s
Warrants  were  purchased  by and a  Termination  Agreement  was  signed  that terminated all of our obligations to RRGC.

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
into  146,000  shares of the Common  Stock.  We may call the Class A Preferred
Stock  upon 60 days  notice.  During  fiscal  2000  and  1999  each  preferred shareholder  received dividends of $28,470 annually.  In addition,  Richard F.
Schaden owns 34,000  shares of our Class C Preferred  Stock and 34,803  shares of our Class E  Preferred  Stock and was paid  $36,386  in  dividends  on such shares during fiscal 2000.

      Richard F. Schaden and Frederick H.  Schaden,  directors of our company, each own an interest in  Illinois  Food  Management,  Inc.  (“IFM”)  that owns approximately  50% of our Chicago  Area  Director.  We also own  approximately
12% of IFM. In fiscal 2000 and 1999,  respectively,  we paid the Area Director
$459,496  and  $142,364  as  commissions  on the  sale of new  franchises  and royalties.  In early 1996,  IFM  requested  that we extend the  payment  terms relating  to  amounts  owed to us by IFM as a result of its  operations  as an
Area  Director.  As a result of such  request,  we agreed to defer  payment of
$63,547.  IFM issued to us a  promissory  note in such amount  payable  over 6 years with an  interest  rate of 12% per  annum.  At  September  30,  2000,  $
55,550 was owed to us on this  promissory  note.  During fiscal 2000 and 1999, payments  on such note were  $11,800  and  $8,000,  respectively.  IFM is also indebted to us for $7,216 in connection  with the resale of a Restaurant  once operated  by IFM.  IFM is  reducing  this debt by  offsetting  commissions  on royalty fees from that location paid to the managing Area  Director.  The debt is expected to be reduced to zero in approximately 15 months.

      In 1997,  we  purchased  a  Restaurant  from a  company  in which Sue A.
Hoover,  our Executive Vice President of Marketing,  was a 42.5%  shareholder.
The purchase  price was $80,000 of which  $15,000 was paid in cash and $65,000 paid by  issuance of a  promissory  note  bearing  interest at 11% and payable over four years.  During  fiscal  2000 and 1999,  our  company  made  payments pursuant to the promissory note totaling $35,219 and $14,245, respectively.

      In September 1999, Mr.  Fitchett and another  employee of ours purchased an area  directorship  for  $200,000,  of which  $180,000 was in the form of a promissory  note.  During fiscal 2000, no payments were made on the note,  and we paid the Area Director $20,131 in commissions and royalties.

      On October 13,  1999,  we  purchased a 1997 Cessna  Citation  525. As of the same date,  we  entered  into an  interchange  agreement  with  Richard F.
Schaden,  P.C.,  which is 100%  owned by  Richard  F.  Schaden.  Mr.  Schaden, through his company,  owns a 1980 Cessna 560 Citation V. Under the interchange agreement,  the parties  agreed to lease each  aircraft  to each other,  on an
as-needed   basis,   without  charge,   although  the  parties  will  pay  the
operational  costs  of the  airplane.  We also  will  pay Mr.  Schaden  or his company to provide services related to the airplane operations,  including for pilot and management  services.  During fiscal 2000, we paid Mr. Schaden or an affiliated company $46,162 for services related to our airplane.

      We entered into a Development  Agreement,  dated November 4, 1999,  with
Pink Sand Corporation,  which is principally owned by Richard F. Schaden,  for
the   development   rights  to  United  States   Territory  of  Guam  and  the
Commonwealth of Saipan.  The  development  agreement will require Pink Sand to open five Restaurants  during the term of the agreement.  So long as Pink Sand meets the development  schedule,  it will have the exclusive rights to develop
Restaurants  in the  territory.  The  development  fee, paid upon execution of the Agreement,  was $42,500.  The fee equals one hundred  percent of the first initial  franchise fee and fifty percent of the  aggregate  initial  franchise fees due for all of the other  Restaurants  that Pink Sand must develop  under the  agreement.  Each  time  Pink  Sand  signs  a  franchise  agreement  for a
Restaurant  to  be  developed   within  the  territory,   we  will  apply  the
Development Fee in increments equal to fifty percent of the initial  franchise fee due for that  Restaurant  to reduce the  additional  amount Pink Sand must pay.  During  fiscal 2000, we received  payments of $14,764 in royalties  from
Pink Sand.

     We have  guaranteed  a  personal  loan to Richard E.  Schaden  from  Tucker
Anthony  Capital  Markets,  in the  approximate  amount of $2,100,000,  which is secured  by shares  of common  stock in The  Quizno's  Corporation  owned by Mr.
Schaden and other personal assets, a personal  guaranty,  and a partial guaranty by Mr.  Schaden's  father,  Richard F. Schaden.  In order to protect against the potential loss of Mr.  Schaden's stock as a result of this  transaction (and the potential negative effects to us), our Board of Directors  authorized a guaranty from the  Company  by which we  assure  Tucker  Anthony  that upon an event of a default in Mr. Schaden's loan, the Company will be responsible for the principal and interest on the loan. We will enter into a reimbursement  agreement with Mr.
Schaden  which will  require Mr.  Schaden to  reimburse  us for any  expenses or losses suffered by us in connection with the guaranty. We do not expect to incur any such  expenses or losses,  as the  guaranty  would only be drawn  against by
Tucker Anthony if (a) Mr. Schaden's  shares of common stock became  insufficient
collateral  (in  combination   with  Mr.  Schaden's  other  collateral  and  the
guaranties  described  above)  and  (b) Mr.  Schaden  defaulted  on his  payment obligations under the loan.

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

 Item No.                       Exhibit Description
----------    ---------------------------------------------------------------
2.1           Articles of Merger Merging Schaden & Schaden into The Quizno's
              Operating Company, incorporated by reference to Exhibit 2(ii)
              to the Company's Form 8-K, dated November 4, 1994.

2.2           Asset Purchase Agreement, among The Quizno’s Acquisition
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
              Spaghetti Jack’s Inc. and Quizno’s Kansas LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed by the Company with the SEC on September 1, 1998

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

3.2           Articles of Amendment to the Articles of Incorporation of the
              Company Authorizing 146,000 Shares of Class A Cumulative
              Convertible Preferred Stock, incorporated by reference to
              Exhibit 3.2 to the Company’s Form 10-KSB, dated March 28, 1997.

3.3           Articles of Amendment changing the Company name, incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB, dated
              March 28, 1997.

3.4           By-laws of the Company, incorporated by reference to Exhibit 3.
              to the Company’s Form 10-KSB, dated December 30, 1999.

3.5           Articles of Amendment to the Articles of Incorporation of the
              Company, authorizing 100,000 shares of Class B Preferred Stock and 200,000 shares of Class C Cumulative Convertible Preferred
              Stock, incorporated by reference to Exhibit 3.5 to the
              Company’s Form 10-KSB, dated March 26, 1998.

3.6           Articles of Amendment to the Articles of Incorporation of the
              Company, authorizing 10,000 shares of Class D Cumulative
              Convertible Preferred Stock, incorporated by reference to
              Exhibit 3.6 to the Company’s Form 10-KSB, dated December 30,
              1999.

3.7           Articles of Amendment to the Articles of Incorporation of the
              Company, authorizing 150,000 shares of Class E Cumulative
              Convertible Preferred Stock.*

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

9.3           Second Amendment to Voting Trust Agreement dated September 5,
              1996, incorporated by reference to Exhibit 9.3 to the Company’s
              Form 10-KSB, dated March 28, 1997.

9.4           Third Amendment to Voting Trust Agreement dated as of September
              1, 1999, incorporated by reference to Exhibit 9.4 to the
              Company’s Form 10-KSB, dated December 30, 1999.

9.5           Agreement of Waiver and Modification of Voting Trust Agreement
              and Stock Purchase Agreement, dated August 8, 2000,
              incorporated by reference to Exhibit A to the Amendment No. 5 to Schedule 13-D, dated November 15, 2000, filed on November
              21, 2000 by Richard E. Schaden and Richard F. Schaden.

10.1          Employment Agreement of Mr. Richard E. Schaden, dated December
              12, 2000, incorporated by reference to the form filed as
              Exhibit (e)(1) to the Company’s Schedule TO filed with the
              Commission on November 13, 2000.

10.2          Employment Agreement of Mr. Richard F. Schaden, dated December
              12, 20000, incorporated by reference to the form filed as
              Exhibit (e)(2) to the Company’s Schedule TO filed with the
              Commission on November 13, 2000.

10.3          Employee Stock Option Plan, incorporated by reference to
              Exhibit 99.1 to the Company's Registration Statement on Form
              S-8 (Reg. No.333-46058), filed on September 19, 2000.

10.4          Amended and Restated Stock Option Plan for Directors and
              Advisors, incorporated by reference to Exhibit 99.2 to the
              Company's Registration Statement on Form S-8 (Reg.
              No.333-46058), filed on September 19, 2000.

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

10.12         Form of Franchise Agreement*

10.13         Form of Area Director Marketing Agreement*

10.14         Headquarters Office Lease for the Company, incorporated by reference to Exhibit 10.14(b) to the Company’s Form 10-KSB, filed with the SEC on March 31, 1999.

10.15         The Director, Advisor and Executive Officer SAR and Deferred
              Compensation Plan, effective as of December 1, 2000*

10.16         Deferment Agreement between the Company and Illinois Food
              Management, Inc., dated February 27, 1996, incorporated by reference to Exhibit 10.17 to the Company's 10-KSB, dated
              March 29, 1996.

10.17         Asset Purchase Agreement between The Quizno’s Acquisition
              Company and Bain’s Deli Corporation dated as of February 1,
              1999, incorporated by reference to Exhibit 10.28 to the
              Company’s form 10-KSB filed with the SEC on March 31, 1999.

10.18         Airplane Purchase Agreement, dated as of September 22, 1999, between the Company and Sacramento Aviation management Company, incorporated by reference to Exhibit 10.24 to the Company’s
              Form 10-KSB, dated December 30, 1999.

10.19         Interchange Agreement, dated as of October 13, 1999, between the Company and Richard F. Schaden, P.C., incorporated by
              reference to Exhibit 10.25 to the Company’s Form 10-KSB, dated
              December 30, 1999.

10.20         Form of Master Franchise Agreement, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-KSB, dated December
              30, 1999.

10.21         Investment letter agreement, dated as of October 4, 1999,
              between the Company and AMERESCO Commercial Finance, Inc., incorporated by reference to Exhibit 10.27 to the Company’s
              Form 10-KSB, dated December 30, 1999.

10.22         Form of Promissory Note, dated as of October 5, 1999, issued by the Company to AMERESCO Commercial Finance, Inc., incorporated by reference to Exhibit 10.28 to the Company’s Form 10-KSB, dated December 30, 1999.

10.23         Form of Pledge and Security Agreement, dated as of October 5,
              1999, between the Company and AMERESCO Commercial Finance,
              Inc., incorporated by reference to Exhibit 10.29 to the
              Company’s Form 10-KSB, dated December 30, 1999.

10.24         Securities Purchase Agreement between the Company, its
              subsidiaries and Levine Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(1) to the Company’s
              Schedule TO filed with the Commission on November 13, 2000

10.25         Form of Secured Senior Subordinated Note Due 2005 issued to
              Levine Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(2) to the Company’s Schedule TO filed with the Commission on November 13, 2000

10.26         Form of Warrant to purchase Common Stock issued to Levine
              Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(3) to the Company’s Schedule TO filed with the
              Commission on November 13, 2000

10.27         Form of Warrant to purchase Preferred Stock issued to Levine
              Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(4) to the Company’s Schedule TO filed with the
              Commission on November 13, 2000

10.28         Form of Registration Rights Agreement between the Company and
              Levine Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(5) to the Company’s Schedule TO filed with the Commission on November 13, 2000

10.29         Form of Investor Rights Agreement between the Company, Richard
              E. Schaden, Richard F. Schaden and Levine Liechtman Capital
              Partners II, L.P., incorporated by reference to Exhibit (b)(6)
              to the Company’s Schedule TO filed with the Commission on
              November 13, 2000

10.30         Form of Security Agreement between the Company, certain of its subsidiaries and Levine Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(7) to the Company’s
              Schedule TO filed with the Commission on November 13, 2000

10.31         Form of Pledge Agreement between the Company, certain of its subsidiaries and Levine Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(8) to the Company’s
              Schedule TO filed with the Commission on November 13, 2000

10.32         Form of Grant of Security Interest in Trademarks, Patents and
              Licenses between the Company, its subsidiaries and Levine
              Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(9) to the Company’s Schedule TO filed with the
              Commission on November 13, 2000

10.33         Termination Agreement, dated November 6, 2000, between the
              Company and Retail & Restaurant Growth Capital, L.P.,
              incorporated by reference to Exhibit (d)(1) to the Company’s
              Schedule TO filed with the Commission on November 13, 2000.

10.34         Form of Guaranty Agreement between the Company and Tucker
              Anthony, Inc., incorporated by reference to Exhibit (d)(2) to the Company’s Schedule TO filed with the Commission on November
              13, 2000.

10.35         Reimbursement Agreement between Richard E. Schaden and the
              Company*

20.1          Risk Factors Section from the Company's Prospectus dated
              January 9, 1998 included in the Registration Statement on
              Form S-3 filed by the Company (Registration No. 333-38691), incorporated by reference to Exhibit 20.1 to the Company's
              10-KSB, dated March 26, 1998.

21.1          List of Company subsidiaries.*

23            Consent of Ehrhardt Keefe Steiner & Hottman PC to the
              incorporation by reference of its report dated November 20,
              2000 appearing elsewhere in this Form 10-KSB into the
              Registration Statement on Form S-8 of the Company, Reg. No.
              333-46058.*
   __________
o  Filed with this Report.

      (b) Reports on Form 8-K.  We filed one report on Form 8-K during the fiscal quarter ending September 30, 2000.  The Form 8-K filing reported on an
Item 5 matter, the press release announcing the election of John J. Todd to our Board of Directors.  Such filing was made on September 29,
2000.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2000.

                                    THE QUIZNO'S CORPORATION

                                    By:/s/Richard E. Schaden
                                       Richard E. Schaden,
                                       President, Chief Executive
                                       Officer and Chairman of the

Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

      Signature                     Title                                      Date

                           President, Chief Executive               December 29, 2000
/s/ Richard E. Schaden     Officer and Chairman of the
Richard E. Schaden         Board of Directors
                           (Principal Executive Officer)

/s/ Mark L. Bromberg      Director                                  December 29, 2000
Mark L. Bromberg

/s/ J. Eric Lawrence      Director                                  December 29, 2000
J. Eric Lawrence

/s/ Frederick H. Schaden  Director                                  December 29, 2000
Frederick H. Schaden

/s/ Brad A. Griffin       Director                                  December 29, 2000
Brad A. Griffin

/s/ John J. Todd          Director                                  December 29, 2000
John J. Todd

/s/ John L. Gallivan      Chief Financial Officer                   December 29, 2000
John L. Gallivan           and Treasurer (Principal
                           Financial and Accounting
                           Officer)