Form 10QSB
period 2000-12-31
QUIZNOS CORP
filed 2001-02-20
CIK 915803

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 31, 2000

                                    OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _______ to

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

                                                    Outstanding at
               Class                               February 13, 2001
  ------------------------------                  -------------------

  Common Stock, $0.001 par value                   2,338,206 shares

                            THE QUIZNO'S CORPORATION

                        Commission File Number: 000-23174

                         Quarter Ended December 31, 2000

                                   FORM 10-QSB

Part I - FINANCIAL INFORMATION

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders' Equity (Deficit)

Notes to Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - OTHER INFORMATION

Signatures

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                     December 31,
                                              ----------------------------
                                                 2000              1999
                                              -----------      -----------
FRANCHISE OPERATIONS:
  Continuing fees .......................     $ 5,997,737      $ 3,637,481
  Initial franchise fees ................       1,546,000        1,462,430
  Area director and master franchise fees         196,386          480,796
  Other .................................         409,579          227,404
  Interest ..............................         185,069          130,693
                                              -----------      -----------
   Total revenue ........................       8,334,771        5,938,804
                                              -----------      -----------
Expenses
  Sales and royalty commissions .........      (2,262,068)      (1,757,020)
  General and administrative ............      (4,397,532)      (2,521,515)
                                              -----------      -----------
   Total expenses .......................      (6,659,600)      (4,278,535)
                                              -----------      -----------
Net income from franchise operations ....       1,675,171        1,660,269
                                              -----------      -----------

COMPANY STORE OPERATIONS: (Note 5)
  Sales .................................       4,045,686        2,860,737
                                              -----------      -----------
  Cost of sales .........................      (1,202,546)        (858,296)
  Cost of labor .........................        (935,681)        (876,522)
  Other store expenses ..................      (1,764,658)        (934,124)
                                              -----------      -----------
   Total expenses .......................      (3,902,885)      (2,668,942)
                                              -----------      -----------
Net income from Company stores operations         142,801          191,795
                                              -----------      -----------

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF OPERATIONS (continued)

                                                           Three Months Ended
                                                               December 31,
                                                        ----------------------------
                                                            2000            1999
                                                        -----------      -----------
OTHER INCOME (EXPENSE):
   New company start-up costs .....................     $  (289,878)     $      --
   Impairment of long-lived assets (Note 5) .......      (1,217,632)            --
   Financing costs (Note 4) .......................      (2,205,113)            --
   Loss on sale of Company stores .................         (36,728)         (43,595)
  Provision for bad debts .........................         (65,245)        (167,871)
  Depreciation and amortization ...................        (551,712)        (443,153)
  Amortization of deferred financing costs ........         (56,444)         (18,832)
  Interest expense ................................        (620,044)        (466,968)
  Other expense ...................................          (1,595)         (60,559)
                                                        -----------      -----------
Total other income (expense) ......................      (5,044,391)      (1,200,978)
                                                        -----------      -----------

Net income (loss) before income taxes .............      (3,226,419)         651,086
Income tax (provision) benefit ....................       1,193,775         (226,367)
                                                        -----------      -----------

Net income (loss) .................................      (2,032,644)         424,719
Preferred stock dividends .........................         (49,294)         (39,285)
                                                        -----------      -----------

Net income (loss) applicable to common shareholders     $(2,081,938)     $   385,434
                                                        ===========      ===========

Basic net income (loss) per share of common stock .     $     (0.73)     $      0.13
                                                        ===========      ===========

Diluted net income (loss) per share of common stock     $     (0.73)     $      0.11
                                                        ===========      ===========

Weighted average common shares outstanding
  Basic ...........................................       2,869,610        3,058,339
                                                        ===========      ===========

  Diluted .........................................       2,869,610        3,765,135
                                                        ===========      ===========

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            December 31,    September 30,
                                                               2000              2000
                                                            -----------      ----------

CURRENT ASSETS:
  Cash and cash equivalents ...........................     $ 1,694,969     $ 2,493,976
  Short term investments ..............................       8,216,633       5,324,336
  Accounts receivable, net of allowance for doubtful
   accounts of $287,538 at December 31, 2000 and
   $222,293 at September 30, 2000 .....................       2,491,799       2,066,247
  Current portion of notes receivable (Note 7) ........       1,280,688       1,545,844
  Deferred tax asset ..................................         221,182         221,182
   Prepaid interest ...................................       1,760,218            --
  Other current assets ................................         367,517         481,854
                                                            -----------      ----------
Total current assets ..................................      16,033,006      12,133,439
                                                            -----------      ----------

Property and equipment and assets held for resale at
 cost, net of accumulated depreciation and amortization
 of $2,709,079 at December 31, 2000 and $2,433,637 at
 September 30, 2000 (Note 5) ..........................      10,580,488      11,863,819
                                                            -----------      ----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
   $1,205,131 at December 31, 2000 and $1,104,646 at
   September 30, 2000 (Note 5) ........................       4,443,922       4,600,528
  Investments in area directorships, net of accumulated
   amortization of $279,704 at December 31, 2000 and
   $203,062 at September 30, 2000 (Note 6) ............       4,244,478       4,236,151
  Other deferred assets (Note 4) ......................       6,118,743       2,782,498
  Deferred tax asset ..................................       4,216,929       4,210,626
  Deposits and other assets ...........................         138,052         130,837
  Notes receivable, net of allowance for doubtful
   accounts of $50,000 at December 31, 2000 and $50,000
   at September 30, 2000 ..............................       1,242,025       1,301,435
                                                            -----------      ----------
Total other assets ....................................      20,404,149      17,262,075
                                                            -----------      ----------

Total assets ..........................................     $47,017,643     $41,259,333
                                                            ===========      ==========

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            December 31,      September 30,
                                                                2000               2000
                                                            ------------      ------------
CURRENT LIABILITIES:
  Accounts payable ....................................     $  1,827,530      $  2,614,437
  Accrued liabilities .................................        2,122,320         1,495,797
  Current portion of long term obligations ............        1,759,182         1,550,501
  Income taxes payable ................................             --             370,557
                                                            ------------      ------------
Total current liabilities .............................        5,709,032         6,031,292

Line of credit (Note 3) ...............................             --                --
Long-term obligations (Notes 4 and 8) .................       29,655,275        16,037,238
Deferred revenue ......................................       17,765,795        16,402,957
                                                            ------------      ------------
Total liabilities .....................................       53,130,102        38,471,487

COMMITMENTS AND CONTINGENCIES  (Notes 2 and 7)

Value of warrants (Note 4) ............................        3,373,801              --

Preferred stock, $.001 par value, 1,000,000 shares
 authorized:
Series A issued and outstanding 146,000 at December 31,
 2000 and September 30, 2000 ($876,000 liquidation
 preference) ..........................................              146               146
Series C issued and outstanding 57,000 at December 31,
 2000 and 167,000 at September 30, 1999 ($285,000
 liquidation preference) ..............................               57               167
Series D issued and outstanding 3,000 at December 31,
 2000 and September 30, 2000 ($9,000 liquidation
 preference) ..........................................                3                 3
Series E issued and outstanding 59,480 at December 31,
 2000 and September 30, 2000 ($512,718 liquidation
 preference) ..........................................               59                59
Common stock, $.001 par value; 9,000,000 shares
 authorized; issued and outstanding 2,340,406 at
 December 31, 2000 and  3,007,921 at September 30, 2000
 (Note 4) .............................................            2,340             3,008
Capital in excess of par value ........................          407,441         3,857,702
Accumulated deficit ...................................       (9,896,306)       (1,073,239)
                                                            ------------      ------------

Total liabilities and stockholders' equity (deficit) ..     $ 47,017,643      $ 41,259,333
                                                            ============      ============

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                  December 31,
                                                          ------------------------------
                                                               2000              1999
                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................     $ (2,032,644)     $    424,719
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization ....................          551,711           443,153
   Impairment of long-lived assets ..................        1,217,632              --
   Provision for losses on accounts receivable ......           65,245           167,871
   Deferred income taxes ............................           (6,303)          (12,890)
   Promissory notes accepted for area director fees .          (94,824)         (200,000)
   Prior year start-up and financing costs ..........          207,896              --
   Amortization of prepaid interest expense .........          102,042              --
   (Gain) loss on disposal of Company store .........          (24,419)           43,595
   Amortization of deferred financing costs .........           56,445            18,832
   Amortization of deferred area director fee revenue          (16,739)          146,192
   Area director expenses recognized ................            2,666           (14,619)
   Other ............................................            2,177              --
   Changes in assets and liabilities:
     Accounts receivable ............................         (490,797)         (543,517)
     Other current assets ...........................           47,591           (38,687)
     Accounts payable ...............................          708,989           563,085
     Accrued liabilities ............................          626,523            67,571
     Income taxes payable ...........................       (1,866,453)         (629,533)
     Deferred franchise costs .......................         (122,100)         (116,525)
     Deferred initial franchise fees and other fees .        1,379,577           404,029
                                                          ------------      ------------
Net cash provided by operations .....................          314,215           723,276
                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ................         (559,138)       (4,189,118)
  Issuance of other notes receivable ................         (850,000)          (14,000)
  Short term investments ............................       (2,892,297)         (982,321)
  Proceeds from the sale of assets and stores .......          320,000           100,361
   Acquisition of Company owned stores ..............             --          (4,959,746)
  Principal payments received on notes receivable ...        1,269,390           275,126
  Intangible and deferred assets and deposits .......          (37,444)          107,749
  Investments in area director territories ..........          (84,969)         (413,790)
                                                          ------------      ------------
Net cash used in investing activities ...............       (2,834,458)      (10,075,739)
                                                          ------------      ------------

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                    Three Months Ended
                                                                       December 31,
                                                             ------------------------------
                                                                 2000               1999
                                                             ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock ..........................             --             132,893
  Principal payments on long term obligations ..........         (377,515)       (3,346,956)
   Line of credit ......................................             --           3,350,000
   Proceeds from issuance of notes payable .............       12,000,000        14,000,000
   Financing costs .....................................           (1,760)         (644,476)
  Common Stock tendered or repurchased .................       (6,201,240)       (1,114,032)
  Costs  associated  with  tender  of  Common  Stock and
   repurchase of stock options and warrants ............       (3,648,955)             --
  Dividends paid .......................................          (49,294)          (39,285)
                                                             ------------       -----------
Net cash provided by financing activities ..............        1,721,236        12,338,144
                                                             ------------       -----------

Net increase (decrease) in cash ........................         (799,007)        2,985,681

Cash, beginning of period ..............................        2,493,976           626,828
                                                             ------------       -----------

Cash, end of period ....................................     $  1,694,969      $  3,612,509
                                                             ============       ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest .............     $    643,521      $    459,409
                                                             ============       ===========
  Cash paid during the period for income taxes .........     $    672,468      $    855,450
                                                             ============       ===========

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

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                             Convertible
                                           Preferred Stock                   Common Stock               Additional
                                   ----------------------------     -----------------------------         Paid-in        Accumulated
                                      Shares            Amount         Shares             Amount          Capital          Deficit
                                   -----------        ---------     ------------        ---------       ----------       ----------
Balances at September 30,
 1999 ........................        313,000      $       313        3,074,177      $     3,074      $ 4,485,949      $(2,375,478)

Issuance of common stock
for exercise of options
and pursuant to the
employee benefit plan ........            --               --             77,749               78          284,413             --

Tax benefit from exercise
of options ...................            --               --               --               --             17,889             --

Issuance of Series D
Convertible Preferred
Stock ........................           4,000                4             --               --             11,396             --

Repurchase of Series D
Convertible Preferred
Stock ........................          (1,000)              (1)            --               --             (2,999)            --

Issuance of Series E
Convertible Preferred
Stock ........................          59,480               59             --               --            467,152             --

Common Stock repurchased .....            --               --           (144,005)            (144)      (1,219,641)            --

Preferred stock dividends ....            --               --               --               --           (186,457)            --

Net income ...................            --               --               --               --               --          1,302,239
                                   -----------        ---------     ------------        ---------       ----------       ----------

Balances at September 30,
 2000 ........................         375,480              375        3,007,921            3,008        3,857,702       (1,073,239)

Payment in lieu of Common
Stock contribution to the
employee benefit plan ........            --               --             (2,360)              (3)         (25,707)            --

Conversion of Series C
Convertible Preferred
Stock ........................        (110,000)            (110)         110,000              110             --               --

Common Stock tendered
(Note 4) .....................            --               --           (775,155)            (775)      (3,375,260)      (2,825,205)

Costs associated with
tender offer (Note 4) ........            --               --               --               --               --         (3,965,218)

Preferred stock dividends ....            --               --               --               --            (49,294)            --

Net (loss) ...................            --               --               --               --               --         (2,032,644)
                                   -----------        ---------     ------------        ---------       ----------       ----------

Balances at December 31,
 2000 ........................         265,480      $       265        2,340,406      $     2,340      $   407,441      $(9,896,306)
                                   ===========        =========     ============        =========       ==========       ==========

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  PRINCIPLES  OF
   CONSOLIDATION

   In the  opinion  of  management,  all  adjustments,  consisting  only  of normal  recurring  adjustments  necessary for a fair statement of (a) the results of  consolidated  operations  for the three month  periods  ended
   December 31, 2000 and December 31, 1999, (b) the  consolidated  financial
   position  at  December  31,  2000  and  September   30,  2000,   (c)  the
   consolidated  statements  of cash flows for the three month periods ended
   December  31,  2000  and  December  31,  1999,  and (d) the  consolidated changes  in  stockholders'  equity  (deficit)  for the  twelve  month and three month  periods  ended  September  30, 2000 and  December  31, 2000, respectively, have been made.

   The accompanying  unaudited  consolidated  financial statements have been prepared in accordance  with  generally  accepted  accounting  principles for  interim  financial  information.  Accordingly,  they do not  include
   all  the  information  and  footnotes   required  by  generally  accepted
   accounting   principles   for   financial    statements.    For   further
   information,  refer to the audited consolidated  financial statements and notes  thereto for the twelve months ended  September 30, 2000,  included in our  Annual  Report  on Form  10-KSB  filed  with the  Securities  and
   Exchange Commission filed on December 29, 2000.

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

   Certain  reclassifications  have been made to the balances for the three months  ended  December  31,  1999  to make  them  comparable  to  those presented  for the three months ended  December 31, 2000,  none of which change the previously reported net income or total assets.

   In  October  1999,  we  changed  our  fiscal  year  from  December  31 to
   September 30. All  references  in the financial  statements to the period ended  December 31 relate to the three  months  ended  December  31, 2000 and 1999.  The results for the  three-month  period  ended  December  31,
   2000  are not  necessarily  indicative  of the  results  for  the  entire fiscal year of 2001.

   Effective  January 1, 1999,  the Company  changed its  accounting  policy related to the recognition of area director  marketing  agreement fees to one that recognizes  such fees as revenue on a  straight-line  basis over
   the  term  of  the  agreement,   which  is  ten  years.  Direct  expenses
   attributable  to the fees are  classified as a prepaid and  recognized as an  expense  over the same ten year  term.  The  effect of the  change in fiscal  1999  resulted  in the  deferral  of  $4,262,701  of net  revenue previously  recognized  in  prior  years.  Included  in  income  for  the quarters  ended  December  31, 2000 and 1999,  was  $129,036 of amortized deferred net revenue  related to area director  marketing  agreement fees previously recognized prior to fiscal 1999.

2. COMMITMENTS AND CONTINGENCIES
   Other than the items  discussed  in our annual  report on Form 10-KSB for the year ended  September 30, 2000,  there are no other pending  material legal  proceedings  to which we are a party or to which our  property  is subject.

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

   The  Company  is  obligated  to pay an  opening  commission  to the  area director  who sold the  franchise  at the time the  franchise  opens  for business.  These  commissions  are  expensed  at  the  time  the  related franchise  opens for  business  and are not accrued as a liability of the
   Company  until that time.  At December 31, 2000,  there were 732 domestic franchises  sold  but not  yet  open  with  related  opening  commissions totaling $2,454,625 ($2,295,875 at September 30, 2000).

   In 1999, the Company  commenced a program called Owner in Training under which it provides financial  assistance to store managers  interested in owning their own franchise.  The Company provided  financial  guarantees to such  persons for start-up  capital  loans.  Under the  program,  the
   Company  has  guaranteed  three  such  loans  totaling  $565,000.  As of
   December  31,  2000,  there  were  no new  candidates  enrolled  in this program.

3. LINE OF CREDIT
   On December  22,  1999 the Company  closed on a line of credit loan and was loaned  $3,350,000 by Merrill Lynch  Business  Financial  Services,
   Inc.  The loan bears  interest at the 30-day  Dealer  Commercial  Paper
   Rate plus 2.5%  (equal to 9.15% at  November  30,  2000).  The  maximum amount of the line of  credit  loan is  $3,350,000,  which  maximum  is reduced  monthly  based  on a  seven-year  amortization.  The  line  of credit loan is secured by a first  security  interest in the  Company's aircraft.  All  amounts  previously  borrowed  under the line of credit had been repaid as of December 31, 2000.

4. TENDER OFFER AND NOTE PAYABLE
   On November  13, 2000,  the Company  announced  that it had  commenced a tender offer to purchase  all  outstanding  shares of its common  stock, except for shares held by certain insiders,  at a price of $8 per share, net in cash to the seller.  The tender expired and the Company  accepted the  tendered  shares  as  scheduled  at  midnight  New York  City  time
   December 11, 2000.

   Prior to the tender there were  approximately  three  million  shares of common  stock  outstanding,  of which  approximately  51.6  percent were owned by Richard  E.  Schaden,  the  President  and CEO of The  Quizno's
   Corporation;  Richard  F.  Schaden,  Vice  President,  Secretary  and  a
   Director of The  Quizno's  Corporation;  and  Frederick  H.  Schaden,  a
   Director  of The  Quizno's  Corporation.  The  three  Schadens  did  not tender their shares.

   As of December 31, 2000,  775,155  shares of Common Stock were  tendered for a total purchase  price of  $6,201,240.  Direct costs related to the tender totaled $3,965,218,  which included payment for the repurchase of
   531,850 stock options and 415,056 warrants.

   In  conjunction  with the tender offer,  the Company closed on a loan of
   $13,862,260  with Levine Leichtman  Capital Partners II, L.P.  ("LLCP").
   The  proceeds  of the loan were used to prepay  interest on the loan for one year in the amount of $1,862,260  and to  repurchase  shares and pay costs associated with the tender offer.

   The  promissory  note bears  interest at 13.25%,  interest only payable monthly,  with the first twelve  months  prepaid,  and is due in full in
   October 2005. LLCP received  warrants for 14% of the equity ownership of the  Company.  At  December  31,  2000,  the  warrants  were  valued  at
   $3,373,801 and
   were  recorded  on the balance  sheet as Warrants  Subject to Put and as deferred  financing  costs under Other  Deferred  Assets.  The  deferred financing  costs  will be  amortized  over  the  life of the  note.  The
   Company  will  value  and  adjust  the  carrying  value of the  warrants quarterly.  Included in Amortization of Deferred Financing Costs for the
   quarter ended December 31, 2000 was $37,825 related to the  amortization of this cost.  The loan may be paid down to $7 million by September  12,
   2001, with no penalty and with a corresponding  reduction in the percent of warrants.

   The Company incurred and expensed  $2,205,113 of financing costs related to the LLCP loan.

5. STORES HELD FOR RESALE
   At September 30, 2000,  the Company had one store  classified as a store held for resale. In October 2000, the Company  reclassified 20 stores as held for resale.  During the quarter ended December 31, 2000, two stores were sold  resulting  in a gain on sale of  $24,419.  Also,  during  the quarter ended December 31, 2000,  the Company  incurred costs of $61,147 related to lease  settlements of stores closed. As of December 31, 2000, the Company had 19 stores  classified as held for resale.  Six of the 19 stores held for resale are under  contract to be sold and the  remaining
   13 are expected to be sold in 2001.

   Included on the  consolidated  balance  sheets in property and equipment and assets  held for resale and  intangible  assets  were the  following amounts related to stores held for resale:

                                         December 31,     September 30,
                                             2000             2000
                                         -----------      -----------
Property and equipment .............     $ 2,757,631      $   157,689
Intangible assets ..................         371,793           41,172
                                         -----------      -----------
                                           3,129,424          198,861
Accumulated depreciation and
 amortization ......................        (514,666)          (4,282)
Reserve for impairment .............        (934,106)            --
                                         -----------      -----------
Net assets of stores held for resale     $ 1,680,652      $   194,579
                                         ===========      ===========

   Included in the  consolidated  statement  of  operations  under  Company
   Store  Operations were the following  amounts related to stores held for resale and Company stores:

                             Stores Held For Resale              Company Stores
                               Three Months Ended              Three Months Ended
                         ----------------------------      ----------------------------
                         December 31,     December 31,     December 31,     December 31,
                             2000             1999             2000             1999
                         -----------      -----------      -----------      -----------

Sales ..............     $ 1,303,607      $   103,153      $ 2,742,079      $ 2,757,584
                         -----------      -----------      -----------      -----------
Cost of sales ......        (413,390)         (43,075)        (789,156)        (815,221)
Costs of labor .....        (455,974)         (40,575)        (479,707)        (835,947)
Other store expenses        (642,392)         (48,735)      (1,122,266)        (885,389)
                         -----------      -----------      -----------      -----------
   Store expenses ..      (1,511,756)        (132,385)      (2,391,129)      (2,536,557)
                         -----------      -----------      -----------      -----------
Net loss from
   stores held for
   resale ..........     $  (208,149)     $   (29,232)     $   350,950      $   221,027
                         ===========      ===========      ===========      ===========

   The  Company  reviews  its  long-lived  assets for  impairment  whenever events or changes in circumstances  indicate that the carrying amount of the asset may not be  recovered.  At  December  31,  2000,  the  Company determined  that an  impairment  related  to its  carrying  value of its assets held for resale was required and expensed $934,106.

   Also, during the quarter,  the Company determined that an impairment was required for certain  equipment  and  inventory  and expensed a total of
   $283,526.

6. INVESTMENTS IN AREA DIRECTORSHIPS
   In  the  quarter  ended  December  31,  2000,  we  reacquired  one  area director territory for $73,924, including related legal costs.

7. RELATED PARTY TRANSACTIONS
   In July 2000, the Quizno's National  Marketing Fund Trust  ("Advertising
   Fund") and the Quizno's  Regional  Marketing  Fund Trust  (together  the
   "marketing  funds")  entered into a $2,000,000 line of credit with Wells
   Fargo Bank West,  N.A. The  marketing  funds collect a fee of 1% and 3%, respectively,  of gross sales from our franchisees and deposit the funds into advertising  funds that are used to develop  advertising to attract customers  to the  restaurants  and to create  awareness of the Quizno's brand  image.  The  Company  has  guaranteed  this  line of  credit.  At
   December  31,  2000,  $1.9  million had been drawn  against this line of credit.  On February 1, 2001, the  outstanding  balance of $1.9 million, along with  accrued  and unpaid  interest,  was repaid by the  marketing funds.

   At  September  30,  2000,  the  Company had a note  receivable  from the
   Advertising  Fund of  $1,030,000.  During the quarter ended December 31,
   2000,  the  Advertising  Fund made a net  repayment of  $380,000,  along with accrued  interest  through December 15, 2000. The December 31, 2000 balance of $650,000  relates to an off-season  build-up for advertising, which will be reimbursed to the Company in 2001.

8. AMRESCO COMMERCIAL FINANCE, INC.

   In  1999,  the  Company   entered  into  loan  agreements  with  AMRESCO
   Commercial  Finance,  Inc.  ("AMRESCO"),  in which  AMRESCO  loaned  the
   Company $14 million.  The loan agreements  provide,  among other things, that if the Company wishes to secure additional indebtedness,  it may do so as long  as,  after  giving  effect  to such  new  indebtedness,  the
   Company meets a minimum financial ratio.

   AMRESCO took the position that the LLCP  indebtedness (see Note 4) would result in the Company not  achieving  the required  minimum  ratio.  The
   Company and its outside  financial  advisors had  previously  calculated the effect of the LLCP  financing and  concluded  that the Company would exceed the required minimum ratio, and responded accordingly to AMRESCO.

   In February  2001, the Company and AMRESCO agreed to resolve the dispute in exchange for the Company's  prepayment of principle of  approximately
   $1,518,000  and  payment  of  a  non-refundable  credit  enhancement  of
   approximately  $169,000.   AMRESCO  agreed  to  release  its  collateral
   interest in the assets of eleven Company-owned stores. In addition,  the
   Company  agreed to deposit into an escrow account $1.1 million until the later  of July 31,  2001 or the  month  the  minimum  ratio is met.  The
   Company  expects  to achieve  this by  September  30,  2001 and have the escrowed funds released.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain  of  the  information  discussed  in  this  annual  report,  and in particular in this section entitled  "Management's  Discussion and Analysis or Plan of Operation,"  are  forward-looking  statements that involve risks and uncertainties  that might adversely affect our operating results in the future in a material way.  Such risks and  uncertainties  include,  without limitation,  the  effect of  national  and  regional  economic  and  market conditions  in the U.S.  and the  other  countries  in  which we  franchise restaurants,  costs  of fuel  and  energy,  costs  of  labor  and  employee benefits,  costs of marketing, the success or failure of marketing efforts, costs of food and non-food items used in the operation of the  restaurants,
intensity  of  competition   for  locations  and  franchisees  as  well  as
customers,  perception of food safety,  spending  patterns and  demographic trends,  legal claims and litigation,  the availability of financing for us and our franchisees at reasonable  interest  rates,  the  availability  and cost of land and  construction,  legislation and governmental  regulations, and accounting  policies and practices.  Many of these risks are beyond our control.  In addition,  specific  reference  is made to the "Risk  Factors"
section  contained in our  Prospectus,  dated January 9, 1998,  included in the Registration  Statement on Form S-3 filed by our company  (Registration
No. 333-38691).

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

Overview

Our primary  business is the  franchising  of  Quizno's  restaurants.  As a franchiser,  revenue is principally  derived from: (1) continuing fees, (2)
initial  franchise  fees, and (3) area director and master  franchise fees.
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

We  incurred a loss  before  preferred  dividends  in the first  quarter of fiscal 2001 of $(2,032,644),  composed of income from franchise  operations of $1,675,171,  income from Company owned store operations of $142,801, and less other income and expense and taxes totaling $(3,850,616).

The  following  chart  reflects our revenue  growth by source and number of restaurants  for the first  quarter of fiscal  2001  compared  to the first quarter of fiscal 2000:
                                                  Three Months Ended December 31,
                                               2000                              1999
                                  ---------------------------       ---------------------------
                                                    % Increase                        % Increase
                                    Amount          (Decrease)*        Amount         (Decrease)*
                                  -----------        --------       -----------         -------

Continuing fees .............     $ 5,997,737              65%      $ 3,637,481             110%
Initial franchise fees ......       1,546,000               6%        1,462,430              65%
Area director and master
 franchise fees .............         196,386             (59)%         480,796             (65)%
franchise fees
Other .......................         409,579              80%          227,404              65%
Interest ....................         185,069              42%          130,693              12%
                                  -----------        --------       -----------         -------
Total franchise revenue .....       8,334,771              40%        5,938,804              41%
Sales by Company owned stores       4,045,686              41%        2,860,737              25%
                                  -----------        --------       -----------         -------
Total Revenue ...............     $12,380,457              41%      $ 8,799,541              35%
                                  ===========        ========       ===========         =======

* Percentage change from comparable prior fiscal year period.

                                                                  Three Months Ended
                                                                      December 31,
                                                            ----------------------------------
                                                                 2000                1999
                                                            ----------------   ---------------

Restaurants open, beginning ......................                  972               634
New restaurants opened ...........................                   98               100
Restaurants reopened .............................                       1             -
Restaurants closed, to reopen ....................                   (4)               -
Restaurants closed (3) ...........................                  (11)              (13)

Restaurants open, end ............................                1,056               721

Franchises sold, domestic ........................                  151                97
Franchises sold, international ...................                    1                21

Total ............................................                  152               118

Initial franchise fees collected .................            $2.7 million      $1.8 million
Systemwide sales, domestic .......................           $83.6 million     $53.1 million

Average unit volume for 1999, domestic (1) .......                $389,000          $365,000
Same store sales, domestic (2) ...................                 Up 4.3%           Up 4.7%

1)   Average  unit volume is for the twelve  months  ended  December  31,  2000.
     Average unit volume excludes  restaurants located in airports,  convenience stores and gas  stations and includes  only  restaurants  open at least one year under the same ownership that are currently not in default.
2)   Same  store  sales are based on 510  stores  open  since the  beginning  of
     October 1999.  Stores that transferred  ownership during this period or are in substantial default of the franchise agreement are excluded.  Because we are and will continue to be in an aggressive  growth mode over the next few years, it is anticipated  that same store sales will fluctuate as units are included from more start up markets. Excludes non-traditional units located in convenience stores and gas stations.
3)   Three of the units closed during the quarter  ended  December 31, 2000 were
     Bains units.

Results of Operations

Comparison of the first quarter of 2001 with the first quarter of 2000

Franchise  revenue increased 40% in the first quarter of 2001 to $8,334,771 from $5,938,804 in the comparable  quarter last fiscal year.  Total revenue increased 41% in the first quarter of 2001 to $12,380,457  from  $8,799,541 in the comparable quarter last fiscal year.

Continuing  fees  increased  65% in the first quarter of 2001 to $5,997,737 from  $3,637,481  in  the  first  quarter  of  2000.  Continuing  fees  are comprised of royalties and licensing fees.

Royalty fees are a  percentage  of each  franchisee's  sales paid to us and will increase as new  franchises  open, as the average  royalty  percentage increases,  and as average unit sales increase.  At December 31, 2000 there were 1,022  franchises  open, as compared to 693 at December 31, 1999.  The royalty was 5% for  agreements  entered into prior to February 11, 1995, 6%
for  agreements  entered into from February 11, 1995 to March 31, 1998, and
7% for all franchise  agreements  entered into after  March 31,  1998.  The royalty for Quizno's  Express units is 8%. The royalty paid to us by master franchisees  on  international  units  is  approximately  2.1%.  We have no immediate plans to increase the royalty rate.

Royalty fees were  $5,040,067 for the first quarter of fiscal 2001 compared to $2,893,887 for the same period last year, an increase of 74%.

Licensing  fees are fees  generated  through the  licensing of the Quizno's trademark  for use by others,  which  includes  fees  received from product companies to sell proprietary products to our restaurant system.  Licensing fees were  $957,670 in the first quarter of fiscal 2001 and $743,594 in the comparable  fiscal 2000 quarter.  Included in the fiscal 2000 first quarter were  $200,000  of  non-recurring  licensing  fees from  Coca Cola  Company related to a licensing agreement signed in April 1999.

Beginning in fiscal 2001, we began  negotiating  terms and prices  directly with the  manufacturers  of our food  products.  We formed a new subsidiary and began  purchasing  such products in January 2001 and, in turn,  selling these  products  to  an  unaffiliated  national  distribution  company  who supplies our restaurants.  We believe this will give us better control over our sources of proprietary products. As a result,  licensing fee revenue is expected  to decrease  and be  replaced by the revenue and costs  discussed above.

Initial  franchise fees increased 6% in the first quarter of fiscal 2001 to
$1,546,000  from  $1,462,430 in the same fiscal quarter last year.  Initial franchise  fees  are  one-time  fees  paid by  franchisees  at the time the franchise  is  purchased.  Initial  franchise  fees are not  recognized  as income  until the period in which all of our  obligations  relating  to the sale have been  substantially  performed,  which generally  occurs when the franchise  opens.  Our share of  initial  franchise  fees  sold by  foreign master  franchises is  recognized  when  received.  In the first quarter of
fiscal  2001,   we  opened  98   franchises,   including  9   international
restaurants,   as  compared  to  100   franchises   opened,   including  18
international  restaurants,  in the  same  period  last  fiscal  year.  Our domestic  initial  franchise fee has been $20,000  since 1994.  Franchisees may  purchase  a second  franchise  for  $15,000  and third and  subsequent franchise for $10,000.  The initial  franchise  fee for a Quizno's  Express franchise is $10,000 for the first,  $7,500 for the second,  and $5,000 for the third and additional  franchises purchased by the same owner. Our share of initial  franchise fees for  international  restaurants is generally 30%
of the  franchise  fee and  will  vary  depending  on the  country  and the
currency   exchange  rate.   Initial   franchise  fees  for   international
restaurants are recognized as revenue on receipt.

Domestic  initial  franchise  fees collected by us are recorded as deferred
initial  franchise  fees  until  the  related  franchise  opens.   Deferred
initial  franchise fees at December 31, 2000 were $11,829,506 and represent
732  domestic  franchises  sold  but  not  yet in  operation,  compared  to
$8,235,649 at December 31, 1999  representing 524 domestic  franchises sold but not open.  Direct costs related to the franchise sale,  primarily sales commissions paid to area directors,  are deferred on our books and recorded as an  expense at the same time as the  related  initial  franchise  fee is recorded as income.  Deferred costs paid with respect to initial  franchise fees deferred at December 31, 2000 were  $2,112,375.  Approximately  50% of all initial franchisee fees received by us for franchise  purchases in area director  markets  are  paid  to  area  directors  for  sales  and  opening commissions.

Area director and master  franchise fees were $196,386 in the first quarter of  fiscal  2001  and  $480,796  in the  same  fiscal  quarter  last  year.
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
Domestic area director fees  recognized  were $176,386 in the first quarter of fiscal 2001 and $170,796 in the comparable fiscal 2000 quarter.

The fee for U.S. areas was $.03 per person in the  designated  area through
June 1996,  $.035 from July 1996 through  December 1996,  $.05 from January
1997 through  December 1997, $.06 from January 1998 through  February 1998, and $.07 since March 1, 1998.  In addition,  each area director is required to pay a training fee of $10,000.  In the first  quarter of fiscal 2001, we sold 1 area  directorship  for  $189,647  compared  to 5 sold in the  first quarter of fiscal 2000.  At December  31,  2000,  we had a total of 59 area
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
International  master  franchise  fees were $20,000 in the first quarter of fiscal 2001 and $310,000 for the first quarter of fiscal 2000.

In the first  quarter of fiscal 2000, we sold the master  franchise  rights to  Switzerland  for $300,000.  A total of $20,000 of this fee was deferred until our training  obligation is completed.  We also recognized $30,000 of previously deferred  international  master franchise fees in the quarter as we substantially  completed our training  obligations under the agreements.
The international master franchise fees in the  first  quarter   of  fiscal
2001  were  related  to  previously deferred international master franchise fees  for  Iceland  as we  substantially completed our training obligations under the agreement.

We offer domestic area director and master franchise  applicants  financing for the area fee.  The  amount  financed  is  required  to be paid to us in installments  over five years at  interest  rates  between 6% and 15%.  The promissory notes are personally signed by the Area Director and,  depending on the  personal  financial  strength  of the  Area  Director,  secured  by collateral  unrelated to the area directorship.  We also periodically offer payment  plans  to  international  Master  Franchisee  applicants.  The one domestic and  international  area sold in the first  quarter of fiscal 2001 used this  financing for $94,824,  representing  50% of the total  domestic area  director fees and  international  master  franchise  fees received or financed in fiscal  2001.  In the first  quarter of fiscal  2000,  one used this financing for $200,000.

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

Other  revenue  increased  by 80% in the first  quarter  of fiscal  2001 to
$409,579 from  $227,404 in the first quarter of fiscal 2000.  Other revenue
is  primarily   amounts  paid  by  equipment   suppliers   for  design  and
construction,  franchise  transfer  fees and net  bookkeeping  fees charged franchisees  that utilize our  designated  bookkeeping  services  provider.
Amounts paid by equipment  suppliers  were $133,500 in the first quarter of fiscal 2001 compared to $181,158 in the first quarter of fiscal 2000.  This amount  will vary  based on new store  openings.  Franchise  transfer  fees increased in 2001 to $116,000  from $0 in 2000.  Since 1995,  our franchise
agreement   requires  all  new   franchisees  to  utilize  our  bookkeeping
services, or a firm designated by us to provide bookkeeping  services,  for their first 12 months of operations.  Net bookkeeping  fees were $47,702 in the first  quarter of fiscal 2001  compared to $20,381 in the first quarter of fiscal 2000.  Bookkeeping fees are paid by the franchisee to the Company and then remitted on to the bookkeeping  service designated by the Company.
These fees represent the amounts  retained by the Company to administer the bookkeeping function.

Sales and royalty  commissions  expense  increased 29% in the first quarter of fiscal 2001 to $2,262,068  (34.3% of royalty and initial franchise fees)
from  $1,757,020  (40.3% of  royalty  and  initial  franchise  fees) in the comparable  quarter last fiscal  year.  Sales and royalty  commissions  are amounts  paid to our domestic  Area  Directors,  commissions  paid to other sales  agents and  employees,  and costs  related to sales  promotions  and incentives.  Sales and  royalty  commission  expense  declined in 2001 as a percentage of royalty and initial  franchise fee due to the  repurchase and reacquisition of certain area directorships.

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

General and  administrative  expenses  increased  74% to  $4,397,532 in the first  quarter of fiscal 2001 from  $2,521,515  in the  comparable  quarter
last  fiscal  year.  As  a  percent  of  franchise  revenue,   general  and
administrative  expenses  have  increased  from 42% in the first quarter of
fiscal  2000  to  53%  in  the  first  quarter  of  fiscal  2001.   General
administrative  expenses  include all of our operating  costs. The increase is primarily  due to the  addition of employees  and systems to service the
rapidly  growing  network  of  our  franchisees  and  Area  Directors.   In
addition,  the  increase  for the  first  fiscal  quarter  of  fiscal  2001 includes  certain  non-recurring  expenses  related  to the  completion  of
certain  information   technology  initiatives  along  with  calendar  year
bonuses   accrued  as  of  December   31,   2000.   Although   general  and
administrative  expenses  will likely  continue to increase as we grow,  we expect the rate of increase to decline.

Company owned store  operations  (excluding  stores held for resale) earned
$350,950  on sales of  $2,742,079  in the  first  quarter  of  fiscal  2001 compared to $221,027 on sales of $2,757,584 in the comparable  quarter last fiscal  year.  During the first  quarter of fiscal 2001 we operated  stores for a total of 47 store operating  months,  compared to 84-store  operating months  in the  first  quarter  of  fiscal  2000.  Sales  per  store  month increased 77% in 2001 to $58,218 from $32,946 in 2000  primarily due to the acquisition of  restaurants  and other  operations at Denver  International
Airport in  November  1999.  At  December  31,  2000,  we had 16  operating
Company stores,  including the Cowboy Bar at Denver  International  Airport
(28 at December 31, 1999).

Stores held for resale lost $208,149, on sales of $1,303,607,  in the first quarter  of  fiscal  2001  compared  to a loss  of  $29,232,  on  sales  of
$103,153,  in the comparable quarter last fiscal year. In the first quarter of fiscal 2001,  we operated  twenty-one  stores held for resale and in the comparable  quarter of fiscal 2000 we operated  two stores held for resale.
At  December 31,  2000,  we had  nineteen  stores  classified  as held  for resale.

New company  start-up  costs were  $289,878 in the first  quarter of fiscal
2001.  These costs  relate to the  start-up of a new  operating  company to purchase  and sell food  products.  These costs were  primarily  consulting costs to set-up  administrative  and accounting systems and to finalize the distribution contracts.

Impairment  of  long-lived  assets was  $1,217,632  in the first quarter of fiscal 2001. During the quarter,  we determined that an impairment  related to our  carrying  value of our  assets  held for resale  was  required  and expensed  $934,106.  Also,  during  the  quarter,  we  determined  that  an impairment  was  required  for  certain  equipment  and  inventory  and  we expensed a total of $283,526.

Financing  costs were  $2,205,113  in the first  quarter of fiscal 2001. In
December  2000, we closed on a loan of  $13,862,260  with Levine  Leichtman
Capital Partners II, L.P.  ("LLCP").  The proceeds of the loan were used to prepay  interest on the loan for one year in the amount of  $1,862,260  and to repurchase  shares and pay costs  associated  with the tender offer.  We incurred and recognized  $2,205,113 of financing  costs,  primarily  legal, consulting and closing costs related to the LLCP loan.

Loss on sale of Company  stores was $36,728 in the first  quarter of fiscal
2001.  During the quarter  ended  December 31,  2000,  two stores were sold resulting  in a gain on sale of  $24,419.  Also,  during  the  quarter,  we incurred  costs of $61,147  related to lease  settlements of stores closed.
The fiscal 2000 loss was $43,595  resulting  from the December 1999 sale of one store held for resale.

Provision  for bad debts was  $65,245 in the first  quarter of fiscal  2001 and $167,871 in the  comparable  quarter  last fiscal year.  As of December
31, 2000,  we had an allowance  for doubtful  accounts of $337,538  that we believe is adequate for future losses.

Depreciation  and  amortization was $551,712 in the first quarter of fiscal
2001 and $443,153 in the comparable  quarter last fiscal year. The increase is primarily due to the  acquisition  and  development of new Company owned
restaurants  and  the  repurchase  and   reacquisition   of  area  director
territories since December 31, 1999.

Amortization  of deferred  financing costs was $56,444 in the first quarter of fiscal 2001 and $18,832 in the comparable  quarter last fiscal year. The increase  is  attributable  to  $37,825  of  amortization  of the  deferred financing  costs  associated  with  the  loan of  $13,862,260  from  Levine
Leichtman Capital Partners II, L.P. in the first quarter of fiscal 2001.

Interest  expense  was  $620,044  in the first  quarter of fiscal  2001 and
$466,968 in the  comparable  quarter  last  fiscal  year.  The  increase is primarily  attributable to the increase in outstanding debt. On January 26,
2000,  we closed  on a loan in the  amount of  $3,180,000  from GE  Capital
Business Asset Funding.  The loan bears interest at 9.53% and is payable in equal  monthly  installment  of $52,023 for 5 years.  Also, on December 12,
2000, we closed on a loan of $13,862,260 with Levine Leichtman
Capital Partners II, L.P.  ("LLCP").  The proceeds of the loan were used to prepay interest on the loan
for one year in the amount of $1,862,260  and to repurchase  shares and pay costs  associated with our tender offer. The promissory note bears interest at 13.25%,  interest only payable  monthly,  and is due in full in October
2005.

Other  expense  was $1,595 in the first  quarter of fiscal 2001 and $60,559 in the  comparable  quarter  last fiscal  year.  The fiscal 2000 expense is primarily acquisition-related costs.

Income tax  (provision)  benefit was a benefit of  $1,193,775  in the first quarter  of fiscal  2001 and a  provision  of  $226,367  in the  comparable quarter of fiscal 2000.  Our taxable income has  historically  exceeded our book  income  primarily  because  initial  franchise  fees we  receive  are taxable  income in the year  received  and are book  income in the year the franchise opens. Consequently,  we will not pay income taxes on this income when it is  recognized  for  financial  reporting  purposes.  In the  first quarter  of  fiscal  1999,  we  used  all of our  tax  net  operating  loss carryforwards  and incurred a tax  liability.  Accordingly,  we reduced the amount  recorded as an  impairment of our deferred tax asset in prior years and  recorded  the  tax  benefit  of  prior  years  net  operating  losses.
Subsequent  to  December  31,  1998,  our  provision  for income  taxes was recorded at 37%.

Liquidity and Capital Resources

Net cash  provided  by  operating  activities  was  $314,215  in the  first quarter of fiscal 2001  compared to cash  provided by operating  activities of $723,276 in the first quarter of fiscal 2000.  The fiscal 2001 amount of
$314,215 was  primarily  due to an increase in deferred  initial  franchise fees  of  $1,379,577  and  an  increase  in  accounts  payable and  accrued liabilities of  $1,335,512.  These  increases  were  partially  offset by a decrease of  $1,866,453  related to income taxes  payable and a decrease of
$490,797 related to accounts receivable.

Net cash used in investing  activities  was $2,834,458 in the first quarter
of  fiscal  2001   compared  to  cash  used  in  investing   activities  of
$10,075,739  in the first quarter of fiscal 2000. The fiscal 2001 amount of
$2,834,458  was primarily due to an increase in short-term  investments  of
$2,892,297.

Net cash  provided by  financing  activities  was  $1,721,236  in the first quarter of fiscal 2001  compared to cash  provided by financing  activities of  $12,338,144 in the first quarter of fiscal 2000. The fiscal 2001 amount of  $1,721,236  was  primarily  due to the  loan  proceeds  of  $12,000,000 received from LLCP partially  offset by costs of $9,850,195  related to the repurchase of 775,155 shares of Common Stock tendered in December 2001.

In the second  quarter of 1998,  we tested a program  under  which our Area
Directors  had the right to elect to have all future  franchisee  leases in the  Area  Director's  territory  signed  by The  Quizno's  Realty  Company
("QRC"),  a wholly owned  subsidiary  of ours. As a condition of the lease, the landlord  agrees not to look beyond QRC for payments.  These  locations would then be subleased by QRC to the Owner,  whose  personal  liability is limited  to one year.  The Owner  pays QRC an  indemnification  fee of $165 per month, pays a one-time  lease-processing fee to QRC of $2,200, and pays a  security  deposit to QRC equal to two months  rent.  Effective  March 1,
1998, we transferred cash and other
assets  having a book value of  approximately  $500,000  to QRC in exchange for stock and a promissory  note.  As of December  31, 2000,  12 leases had been  executed  under this  program  and one other  lease  guaranteed.  The franchisee  has defaulted on the rents due on two of these  locations,  for which  we do not have  replacement  franchisees.  We  expect  to  negotiate buyouts  of these  leases  between  the  landlords,  the  franchisees  and, possibly, us. Our share of any such buyout is expected to be immaterial.  A third  location  has closed due to a fire and the lease was  cancelled  and the location will not re-open.

On  December  22,  1999 we closed on a line of credit  loan and were funded
$3,350,000  by Merrill Lynch  Business  Financial  Services,  Inc. The loan bears  interest  at the  30-day  Dealer  Commercial  Paper  Rate  plus 2.5%
(equal to 9.15% at November 30,  2000).  The maximum  amount of the line of credit loan is  $3,350,000,  which  maximum is reduced  monthly  based on a seven-year  amortization.  The line of credit  loan is  secured  by a first security  interest in our  aircraft.  All amounts previously borrowed under the line of credit had been repaid as of December 31, 2000.

In July 2000,  the Quizno's  National  Marketing  Fund Trust  ("Advertising
Fund")  and the  Quizno's  Regional  Marketing  Fund  Trust  (together  the
"marketing  funds")  entered  into a  $2,000,000  line of credit with Wells
Fargo Bank  West,  N.A.  The  marketing  funds  collect a fee of 1% and 3%, respectively,  of gross  sales from our  franchisees  and deposit the funds into  advertising  funds  that are used to develop  advertising  to attract customers  to the  restaurants  and to  create  awareness  of the  Quizno's brand  image.  We have  guaranteed  this line of credit.  At  December  31,
2000,  $1.9  million  had  been  drawn  against  this  line of  credit.  On
February  1, 2001,  the  outstanding  balance of $1.9  million,  along with accrued and unpaid interest, was repaid by the marketing funds.

At September 30, 2000, we had a note receivable  from the Advertising  Fund
of   $1,030,000.   During  the  quarter  ended   December  31,  2000,   the
Advertising  Fund made a net  repayment  of  $380,000,  along with  accrued interest  through  December  15,  2000.  The  December  31, 2000 balance of
$650,000 relates to an off-season  build-up for advertising,  which will be reimbursed to us in 2001.

On November 13, 2000,  we  announced  that we had  commenced a tender offer to purchase all outstanding  shares of our common stock,  except for shares held by certain  insiders,  at a price of $8 per share,  net in cash to the seller.  The tender  expired as  scheduled  at midnight  New York City time
December 11, 2000.

Prior to the  tender  there  were  approximately  three  million  shares of common stock  outstanding,  of which  approximately 51.6 percent were owned by Richard E. Schaden,  the President and CEO of The Quizno's  Corporation;
Richard  F.  Schaden,  Vice  President,  Secretary  and a  Director  of The
Quizno's Corporation;  and Frederick H. Schaden, a Director of The Quizno's
Corporation.  The three Schadens did not tender their shares.

As of December 31, 2000,  775,155  shares of Common Stock were tendered for a total purchase  price of  $6,201,240.  Direct costs related to the tender totaled  $3,965,218,  which included  payment for the repurchase of 531,850 stock options and 415,056 warrants.

In  conjunction  with the tender  offer,  the  Company  closed on a loan of
$13,862,260 with Levine Leichtman Capital Partners II, L.P.  ("LLCP").  The
proceeds of the loan were used to prepay  interest on the loan for one year in the  amount  of  $1,862,260  and to  repurchase  shares  and  pay  costs associated with the tender offer.

The  promissory  note bears  interest  at 13.25%,  interest  only  payable monthly,  with  the  first  twelve  months  prepaid,  and is due in full in
October  2005.  LLCP received  warrants for 14% of the equity  ownership of the Company.  At December 31, 2000,  the warrants were valued at $3,373,801 and were  recorded on the balance  sheet as Warrants  Subject to Put and as
deferred   financing  costs  under  Other  Deferred  Assets.  The  deferred financing  costs will be amortized over the life of the note. We will value and  adjust the  carrying  value of the  warrants  quarterly.  Included  in
Amortization  of Deferred  Financing  Costs for the quarter ended  December
31, 2000 was $37,825  related to the  amortization  of this cost.  The loan may be paid down to $7 million by September  12, 2001,  with no penalty and with a corresponding reduction in the percent of warrants.

The Company  incurred and expensed $2,205,113  of  financing  costs related to the LLCP loan.

At September  30, 2000, we had one store  reclassified  as a store held for resale.  In October  2000,  we  reclassified  20 stores as held for resale.
During the quarter ended  December 31, 2000, two stores were sold resulting in a gain on sale of $24,419.  Also,  during the quarter ended December 31,
2000, we incurred costs of $61,147  related to lease  settlements of stores closed.  As of December 31, 2000,  the Company had 19 stores  classified as held  for  resale.  Six of the 19 stores held for resale are under contract to be sold and the  remaining 13 are expected to be sold in 2001.

We review our long-lived  assets for impairment  whenever events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered.  At December 31, 2000, we determined that an impairment  related to our  carrying  value of our  assets  held for resale  was  required  and expensed $934,106.

In the quarter ended  December 31, 2000,  we  reacquired  one area director territory for $73,924, inclusive of legal and other related costs.

In 1999, we entered into loan agreements with AMRESCO  Commercial  Finance,
Inc.  ("AMRESCO"),  in  which  AMRESCO  loaned  us $14  million.  The  loan agreements  provide,  among  other  things,  that  if  we  wish  to  secure additional  indebtedness,  we may do so as long as, after giving  effect to such new indebtedness, we meet a minimum financial ratio.

AMRESCO  took  the  position  that the  LLCP  indebtedness  (see Note 4 of notes to consolidated financial statements) would cause us to  achieve  the
required   minimum   ratio.  We,  and our  outside financial  advisors, had
previously  calculated the effect of the LLCP financing and concluded  that we  would exceed the required  minimum  ratio, and responded accordingly to
AMRESCO.

In  February  2001,  we agreed to  resolve  the  dispute  with  AMRESCO  in exchange for our prepayment of principle of approximately  $1,518,000 and a payment of a non-refundable  credit enhancement of approximately  $169,000.
AMRESCO agreed to release its  collateral  interest in the assets of eleven
Company-owned  stores.  In  addition,  we agreed to deposit  into an escrow account  $1.1  million  until the  later of July 31,  2001 or the month the minimum  ratio is met. We expect to achieve this by September  30, 2001 and have the escrowed funds released.

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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        Commission File Number: 000-23174
                         Quarter Ended December 31, 2000
                                   Form 10-QSB

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the items  discussed in our annual report on Form 10-KSB for the year ended  September 30, 2000,  there are no other pending  material legal proceedings to which we are a party or to which our property is subject.

There are  various  claims  and  lawsuits  pending by and  against  us. The settlement  of  some  of  these  claims  and  lawsuits  may  result  in the acquisition  or acquirement  of certain area director  territories.  In the opinion of management,  and supported by advice from legal  counsel,  these claims and  lawsuits  will not  result in any  material  adverse  effect in excess  of  amounts  accrued  in the  accompanying  consolidated  financial statements.

Item 2. Changes in Securities and Use of Proceeds

Sales of Unregistered Securities
--------------------------------
    Securities                          Amount of
   Sold/Shares        Date            Consideration           Purchaser(s)       Exemption
-----------------  ---------     -----------------------   ----------------  -----------------
                                  Conversion of Class C     8 holders of
110,000 shares of                 Convertible Preferred     such Preferred    Section 3 (a) 9
Common Stock        12/11/00      Stock                     Stock

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K:

   Form 8-K, dated November 13, 2000,  reporting in Item 5 the commencement of a self-tender offer by the Company.
   Form  8-K,  dated  November  21,  2000,  reporting  in  Item  5 the  new agreement with a national  distribution  company to become the exclusive distributor  of food  and  paper  products  to the  U.S.-based  Quizno's restaurant chain.

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
February 19, 2001