Form 10QSB
period 2001-03-31
QUIZNOS CORP
filed 2001-05-15
CIK 915803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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
                                             --

State the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.
                                                         Outstanding at
                       Class                               May 4, 2001
            ------------------------------                -----------
         Common Stock, $0.001 par value                 2,337,439 shares

                            THE QUIZNO'S CORPORATION

                        Commission File Number: 000-23174

                          Quarter Ended March 31, 2001

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

Management's Discussion and Analysis or Plan of Operation

Part II - OTHER INFORMATION

Signatures

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                                  Three Months Ended              Six Months Ended
                                                       March 31,                      March 31,
                                             ----------------------------    ----------------------------
                                                  2001           2000             2001            2000
                                             ------------    ------------    ------------    ------------

FRANCHISE OPERATIONS:
   Continuing fees (Note 9)...............   $  6,562,881    $  3,871,071    $ 12,560,618    $  7,508,553

   Initial franchise fees ................      1,707,473       1,459,677       3,253,473       2,922,107

Area director and master franchise fees        189,297         150,926         385,683         631,722

Other .................................        335,519         321,218         745,098         548,621

Interest ..............................        200,643         135,399         385,712         266,092
                                             ------------    ------------    ------------    ------------
     Total revenue .......................      8,995,813       5,938,291      17,330,584      11,877,095
                                             ------------    ------------    ------------    ------------
Expenses
   Sales and royalty commissions .........     (2,503,432)     (1,883,516)     (4,765,500)     (3,640,536)

   General and administrative ............     (4,243,884)     (3,132,854)     (8,641,416)     (5,654,369)
                                             ------------    ------------    ------------    ------------
     Total expenses ......................     (6,747,316)     (5,016,370)    (13,406,916)     (9,294,905)
                                             ------------    ------------    ------------    ------------
Net income from franchise operations .....      2,248,497         921,921       3,923,668       2,582,190
                                             ------------    ------------    ------------    ------------

COMPANY STORE OPERATIONS: (Note 5)
   Sales .................................      4,310,019       3,757,196       8,355,705       6,617,933
                                             ------------    ------------    ------------    ------------
   Cost of sales .........................     (1,219,692)     (1,071,426)     (2,422,238)     (1,929,722)

   Cost of labor .........................       (901,470)       (824,348)     (1,837,151)     (1,700,870)

   Other store expenses ..................     (1,769,967)     (1,553,801)     (3,534,625)     (2,487,925)
                                             ------------    ------------    ------------    ------------
     Total expenses ......................     (3,891,129)     (3,449,575)     (7,794,014)     (6,118,517)
                                             ------------    ------------    ------------    ------------
Net income from Company stores
 operations ..............................        418,890         307,621         561,691         499,416
                                             ------------    ------------    ------------    ------------

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF OPERATIONS (continued)

                                                  Three Months Ended              Six Months Ended
                                                        March 31,                     March 31,
                                               --------------------------    --------------------------
                                                   2001           2000           2001           2000
                                               -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
   New company start-up costs ..............   $      --      $      --      $  (289,878)   $      --
   Impairment of long-lived assets (Note 5)           --             --       (1,217,632)          --
   Financing costs (Note 4) ................       (70,352)          --       (2,275,465)          --
   Loss on sale of Company stores ..........       (63,439)          --         (100,167)       (43,595)
  Provision for bad debts ..................       (75,077)       (45,614)      (140,322)      (213,485)
  Depreciation and amortization ............      (562,282)      (422,855)    (1,113,994)      (866,008)
  Amortization of deferred financing costs .      (193,511)       (18,854)      (249,955)       (37,686)
  Interest expense .........................      (972,341)      (458,334)    (1,592,385)      (925,302)
  Other expense ............................       (85,409)       (37,657)       (87,003)       (98,216)
                                               -----------    -----------    -----------    -----------
  Total other income (expense) .............    (2,022,411)      (983,314)    (7,066,801)    (2,184,292)
                                               -----------    -----------    -----------    -----------

  Net income (loss) before income taxes ....       644,976        246,228     (2,581,442)       897,314
  Income tax (provision) benefit ...........      (238,641)       (76,178)       955,134       (302,545)
                                               -----------    -----------    -----------    -----------

  Net income (loss) ........................       406,335        170,050     (1,626,308)       594,769
  Preferred stock dividends ................       (45,716)       (40,341)       (95,010)       (79,626)
                                               -----------    -----------    -----------    -----------

Net  income  (loss) applicable to common
  shareholders .............................   $   360,619    $   129,709    $(1,721,318)   $   515,143
                                               ===========    ===========    ===========    ===========

Basic net income  (loss) per share of common
  stock ....................................   $      0.15    $      0.04    $     (0.66)   $      0.17
                                               ===========    ===========    ===========    ===========

Diluted  net  income  (loss)  per  share  of
  common stock .............................   $      0.12    $      0.03    $     (0.66)   $      0.14
                                               ===========    ===========    ===========    ===========

  Weighted average common shares outstanding
                                                                                            -----------
  Basic ....................................     2,345,579      2,991,388      2,610,474      2,990,259
                                               ===========    ===========    ===========    ===========

  Diluted ..................................     3,134,670      3,822,721      2,610,474      3,782,622
                                               ===========    ===========    ===========    ===========

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             March 31,   September 30,
                                                               2001          2000
                                                           -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents ............................   $ 1,795,131   $ 2,493,976
  Restricted cash (Note 8) .............................     1,054,340          --
  Short term investments ...............................     5,436,814     5,324,336
  Accounts  receivable,  net of  allowance  for doubtful
   accounts of  $336,021 at March 31, 2001 and
   $222,293 at September 30, 2000 ......................     5,398,034     2,066,247
  Current portion of notes receivable (Note 7) .........     1,549,602     1,545,844
  Deferred tax asset ...................................       221,182       221,182
  Other current assets .................................     1,745,878       481,854
                                                           -----------   -----------
Total current assets ...................................    17,200,981    12,133,439
                                                           -----------   -----------

Property and equipment and assets held for resale at
 cost, net of accumulated depreciation and amortization
 of $2,771,947 at March 31, 2001 and $2,433,637 at
 September 30, 2000 (Note 5) ...........................    10,764,223    11,863,819
                                                           -----------   -----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
   $842,275 at March 31, 2001 and $1,104,646 at
   September 30, 2000 (Note 5) .........................     4,204,282     4,600,528
  Investments in area directorships, net of accumulated
   amortization of $358,033 at March 31, 2001 and
   $203,062 at September 30, 2000 (Note 6) .............     4,334,047     4,236,151
  Other deferred assets (Note 4) .......................     6,363,377     2,782,498
  Deferred tax asset ...................................     4,227,619     4,210,626
  Deposits and other assets ............................       118,814       130,837
  Notes receivable, net of allowance for doubtful
   accounts of $50,000 at March 31, 2001 and $50,000 at
   September 30, 2000 ..................................     1,193,670     1,301,435
                                                           -----------   -----------
Total other assets .....................................    20,441,809    17,262,075
                                                           -----------   -----------

Total assets ...........................................   $48,407,013   $41,259,333
                                                           ===========   ===========

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            March 31,      September 30,
                                                              2001             2000
                                                          ------------    ------------

CURRENT LIABILITIES:
  Accounts payable ....................................   $  4,295,457    $  2,614,437
  Accrued liabilities .................................      2,255,617       1,495,797
  Current portion of long term obligations ............      1,649,051       1,550,501

  Reserve for impairment (Note 5) .....................        414,953            --
  Income taxes payable ................................           --           370,557
                                                          ------------    ------------
Total current liabilities .............................      8,615,078       6,031,292

Line of credit (Note 3) ...............................           --              --
Long term obligations (Notes 4 and 8) .................     27,645,538      16,037,238
Deferred revenue ......................................     18,027,345      16,402,957
                                                          ------------    ------------
Total liabilities .....................................     54,287,961      38,471,487

COMMITMENTS AND CONTINGENCIES  (Notes 2 and 7)

Warrants subject to put (Note 4) ......................      3,373,801            --

Preferred stock, $.001 par value, 1,000,000 shares
 authorized:
  Series A issued and outstanding 146,000 at March 31,
   2001 and September 30, 2000 ($876,000 liquidation
   preference) ........................................            146             146
  Series C issued and outstanding 57,000 at March 31,
   2001 and 167,000 at September 30, 2000 ($285,000
   liquidation preference) ............................             57             167
  Series D issued and outstanding 3,000 at March 31,
   2001 and September 30, 2000 ($9,000 liquidation
   preference) ........................................              3               3
  Series E issued and outstanding 59,480 at March 31,
   2001 and September 30, 2000 ($512,718 liquidation
   preference) ........................................             59              59
Common stock, $.001 par value; 9,000,000 shares
 authorized; issued and outstanding 2,337,439 at March
 31, 2001 and  3,007,921 at September 30, 2000 (Note 4)          2,337           3,008
Capital in excess of par value ........................        347,689       3,857,702
Accumulated deficit ...................................     (9,605,040)     (1,073,239)
                                                          ------------    ------------

Total liabilities and stockholders' equity (deficit) ..   $ 48,407,013    $ 41,259,333
                                                          ============    ============

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                                      March 31,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $ (1,626,308)   $    594,769
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization .......................      1,113,993         866,008
   Impairment of long-lived assets .....................      1,217,632            --
   Provision for losses on accounts receivable .........        140,322         213,485
   Deferred income taxes ...............................        (16,993)        (25,085)
   Promissory notes accepted for area director fees ....        (94,824)       (221,357)
   Prior year start-up and financing costs .............        207,896            --
   Amortization of prepaid interest expense ............        561,229            --
   Loss on disposal of Company store ...................         13,360          43,595
   Amortization of deferred financing costs ............        249,956          37,686
   Amortization of deferred area director fee revenue ..       (196,035)        (54,322)
   Interest expense accruals associated with benefit
    plans ..............................................         58,468            --
   Area director expenses recognized ...................         20,570           5,432
   Other ...............................................          2,177            --
   Changes in assets and liabilities:
     Accounts receivable ...............................     (3,472,109)       (868,043)
     Other current assets ..............................        (84,527)        (56,828)
     Accounts payable ..................................      2,938,275         339,930
     Accrued liabilities ...............................        759,820         459,036
     Income taxes payable ..............................     (1,627,812)       (851,469)
     Deferred franchise costs ..........................       (557,226)        (89,550)
     Deferred initial franchise fees and other fees ....      1,820,423         523,995
                                                           ------------    ------------
Net cash provided by operations ........................      1,428,287         917,282
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...................     (1,214,794)     (4,894,545)
  Issuance of other notes receivable ...................     (1,425,820)        (89,000)
  Short term investments and restricted cash ...........     (1,166,818)     (2,590,655)
  Proceeds from the sale of assets and stores ..........      1,148,000         137,361
   Acquisition of Company owned stores .................           --        (5,767,393)
  Principal payments received on notes receivable ......      1,624,651         345,158
  Intangible and deferred assets and deposits ..........       (207,561)        105,959
  Investments in area director territories .............       (252,866)       (685,916)
                                                           ------------    ------------
Net cash used in investing activities ..................     (1,495,208)    (13,439,031)
                                                           ------------    ------------

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                             Six Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                            2001            2000
                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock .......................           --           143,778
  Proceeds from sale of Class D and Class E Preferred
   Stock ............................................           --           293,583
  Principal payments on long term obligations .......     (2,553,726)     (3,513,897)
   Proceeds from issuance of notes payable ..........     12,000,000      17,180,000
   Financing costs ..................................         (1,760)       (646,317)
  Common Stock repurchased ..........................     (6,232,440)     (1,114,032)
  Costs associated with tender of Common Stock and
   repurchase of stock options and warrants .........     (3,748,988)           --
  Dividends paid ....................................        (95,010)        (79,626)
                                                        ------------    ------------
Net cash (used in) provided by financing activities .       (631,924)     12,263,489
                                                        ------------    ------------

Net decrease in cash ................................       (698,845)       (258,260)

Cash, beginning of period ...........................      2,493,976         626,828
                                                        ------------    ------------

Cash, end of period .................................   $  1,795,131    $    368,568
                                                        ============    ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest ..........   $  1,074,925    $    747,329
                                                        ============    ============
  Cash paid during the period for income taxes ......   $    672,468    $  1,528,450
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

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Convertible
                                       Preferred Stock               Common Stock             Additional
                                 --------------------------    --------------------------      Paid-in      Accumulated
                                    Shares       Amount          Shares         Amount        Capital        Deficit
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balances at September 30,
 1999 ........................      313,000    $       313      3,074,177    $     3,074    $ 4,485,949    $(2,375,478)

Issuance of common stock
for exercise of options
and pursuant to the ..........          --             --           77,749             78        284,413           --
employee benefit plan

Tax benefit from exercise
of options ...................          --             --             --             --           17,889           --

Issuance of Series D
Convertible Preferred
Stock ........................         4,000              4           --             --           11,396           --

Repurchase of Series D
Convertible Preferred Stock ..        (1,000)            (1)          --             --           (2,999)          --

Issuance of Series E
Convertible Preferred
Stock ........................        59,480             59           --             --          467,152           --

Common Stock repurchased .....          --             --         (144,005)          (144)    (1,219,641)          --

Preferred stock dividends ....          --             --             --             --         (186,457)          --

Net income ...................          --             --             --             --             --        1,302,239
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balances at September 30,
 2000 ........................       375,480            375      3,007,921          3,008      3,857,702     (1,073,239)

Payment in lieu of Common
Stock contribution to the
employee benefit plan ........          --             --           (2,360)            (3)       (20,267)          --

Issuance of common stock
for exercise of options ......          --             --              933              1             (1)          --

Conversion of Series C
Convertible Preferred
Stock ........................      (110,000)          (110)       110,000            110           --             --

Common Stock tendered
(Note 4) .....................          --             --         (779,055)          (779)    (3,394,735)    (2,836,926)

Costs associated with
tender offer (Note 4) ........          --             --             --             --             --       (4,068,567)

Preferred stock dividends ....          --             --             --             --          (95,010)          --

Net (loss) ...................          --             --             --             --             --       (1,626,308)
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2001 ...       265,480    $       265      2,337,439    $     2,337    $   347,689    $(9,605,040)
                                 ===========    ===========    ===========    ===========    ===========    ===========

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES OF CONSOLIDATION

   In the  opinion  of  management,  all  adjustments,  consisting  only of normal  recurring adjustments  necessary for a fair statement of (a) the results of consolidated  operations for the three and six month  periods  ended  March 31,  2001 and March 31,  2000,  (b) the consolidated  financial  position  at March  31,  2001 and  September  30,  2000,  (c) the
   consolidated  statements  of cash flows for the six month periods ended March 31, 2001 and
   March 31, 2000, and (d) the  consolidated  changes in  stockholders'  equity (deficit) for the twelve  month and six month  periods  ended  September  30,  2000 and March 31,  2001, respectively, have been made.

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

   Certain  reclassifications  have been made to the  balances  for the three and six months ended March 31, 2000 to make them  comparable  to those  presented  for the three and six months ended March 31, 2001,  none of which change the previously  reported net income or total assets.

   In October 1999, we changed our fiscal year from December 31 to September 30.

   The results for the three and six month periods  ended March 31, 2001 are not  necessarily indicative of the results for the entire fiscal year of 2001.

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
   Included  in income  for the three  and six  months  ended  March 31,  2001 and 2000,  was
   $129,036 and $258,072,  respectively,  of amortized  deferred net revenue  related to area director marketing agreement fees previously recognized prior to fiscal 1999.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    COMMITMENTS AND CONTINGENCIES
   Other  than the items  discussed  in our annual  report on Form  10-KSB for the year ended
   September 30, 2000,  there are no other pending  material  legal  proceedings  to which we are a party or to which our property is subject.

   There are various claims and lawsuits  pending by and against the Company.  The settlement of some of these  claims and  lawsuits  may  result in the  acquisition  of  certain  area director  territories.  In the opinion of the  management,  and  supported  by advice from legal  counsel,  these claims and lawsuits will not result in any material  adverse effect in excess of amounts accrued in the accompanying consolidated financial statements.

   The Company is obligated to pay an opening  commission  to the area  director who sold the franchise at the time the franchise  opens for business.  These  commissions  are expensed at the time the related  franchise  opens for  business and are not accrued as a liability of the Company  until that time.  At March 31, 2001,  there were 745  domestic  franchises sold but not yet open with related opening  commissions  totaling  $1,919,999  ($2,295,875 at September 30, 2000).

   In 1999,  the  Company  commenced  a program  called  Owner in  Training  under  which it
   provides  financial   assistance  to  store  managers  interested  in  owning  their  own franchise.  The Company  provided  financial  guarantees  to such  persons  for  start-up capital loans.  Under the program,  the Company has guaranteed  three such loans totaling
   $565,000. As of March 31, 2001, there were no new candidates enrolled in this program.

   In April 2001,  the  Company was  notified  that one such  person,  for which a financial guarantee  of $185,000  had been made in January  2000,  was past due on their March 2001 payment.  The Company  believes that a new  franchisee  has been located to purchase this location and therefore will not result in any material liability for the Company.

3.    LINE OF CREDIT
   On  December  22,  1999 the  Company  closed  on a line of  credit  loan and was  loaned
   $3,350,000 by Merrill Lynch Business  Financial  Services,  Inc. The loan bears interest at the 30 day Dealer  Commercial  Paper Rate plus 2.5% (equal to 9.15% at  November  30,
   2000).  The maximum  amount of the line of credit loan is  $3,350,000,  which maximum is reduced monthly based on a seven-year  amortization.  The line of credit loan is secured by a first security interest in the Company's aircraft.
   All  amounts  previously  borrowed  under the line of credit had been repaid as of March
   31, 2001.

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

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    TENDER OFFER AND NOTE PAYABLE (continued)
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

   As of March  31,  2001,  779,055  shares of Common  Stock had been  tendered  for a total purchase  price of  $6,232,440.  Direct costs related to the tender  totaled  $4,068,567, which included payment for the repurchase of 531,850 stock options and 415,056 warrants.

   In conjunction  with the tender offer,  the Company closed on a loan of $13,862,260  with
   Levine Leichtman Capital Partners II, L.P.  ("LLCP").  The proceeds of the loan were used to prepay  interest on the loan for one year in the amount of  $1,862,260,  to repurchase shares and pay costs associated with the tender offer and to increase working capital.

   The promissory  note bears interest at 13.25%,  interest only payable  monthly,  with the first twelve months prepaid,  and is due in full in October 2005. LLCP received  warrants for 14% of the equity  ownership of the Company.  At December 31, 2000, the warrants were valued at $3,373,801 and
   were recorded on the balance sheet as Warrants  Subject to Put and as deferred  financing costs under Other Deferred  Assets.  The deferred  financing costs will be amortized over the life of the note.  The  Company  will  value and  adjust  the  carrying  value of the warrants  quarterly.  Included in Amortization of Deferred  Financing Costs for the three and six months ended March 31, 2001 was $174,507 and $212,035,  respectively,  related to the  amortization  of this cost. The loan may be paid down to $7 million by September 12,
   2001, with no penalty and with a corresponding reduction in the percent of warrants.

   The Company incurred and expensed $2,275,465 of financing costs related to the LLCP loan.

5.    STORES HELD FOR RESALE
   At September 30, 2000,  the Company had one store  classified as a store held for resale.
   In October  2000,  the  Company  reclassified  20 stores as held for  resale.  During the quarter  ended  December  31, 2000,  two stores were sold  resulting in a gain on sale of
   $24,419.  Also, during the quarter ended December 31, 2000, the Company incurred costs of
   $61,147  related to lease  settlements of stores  closed.  During the quarter ended March
   31, 2001, the Company sold twelve stores and recorded a loss of $63,440.  As of March 31,
   2001, the Company had seven stores  classified as held for resale.  The seven stores held for resale are expected to be sold in 2001.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    STORES HELD FOR RESALE (continued)
   Included on the  consolidated  balance  sheets in property and  equipment and assets held for resale and intangible  assets were the following  amounts  related to stores held for resale:

                                         March 31,   September 30,
                                           2001           2000
                                       -----------    -----------

Property and equipment .............   $ 1,205,912    $   157,689
Intangible assets ..................        38,867         41,172
                                       -----------    -----------
                                         1,244,779        198,861
Accumulated depreciation and
   amortization ....................      (227,774)        (4,282)
Reserve for impairment .............      (326,953)          --
                                       -----------    -----------
Net assets of stores held for resale   $   690,052    $   194,579
                                       ===========    ===========

   Included in the consolidated  statement of operations under Company Store Operations were the following amounts related to stores held for resale and Company stores:

Stores Held for Resale            Three Months Ended           Six Months Ended
----------------------      --------------------------    --------------------------
                             March 31,      March 31,      March 31,       March 31,
                                2001           2000           2001           2000
                            -----------    -----------    -----------    -----------

Sales ...................   $ 1,155,364    $      --      $ 2,458,971    $   103,153
                            -----------    -----------    -----------    -----------
Cost of sales ...........      (364,632)          --         (778,022)       (43,075)
Costs of labor ..........      (292,459)          --         (666,977)       (40,575)
Other store expenses ....      (704,401)       (68,511)    (1,428,249)      (117,246)
                            -----------    -----------    -----------    -----------
   Store expenses .......    (1,361,492)       (68,511)    (2,873,248)      (200,896)
                            -----------    -----------    -----------    -----------
Net loss from stores held
 for resale .............   $  (206,128)   $   (68,511)   $  (414,277)   $   (97,743)
                            ===========    ===========    ===========    ===========

Company Stores*                   Three Months Ended           Six Months Ended
--------------              --------------------------    --------------------------
                             March 31,      March 31,      March 31,       March 31,
                                2001           2000           2001           2000
                            -----------    -----------    -----------    -----------

Sales ...................   $ 3,154,655    $ 3,757,196    $ 5,896,734    $ 6,514,780
                            -----------    -----------    -----------    -----------
Cost of sales ...........      (855,060)    (1,071,426)    (1,644,216)    (1,886,647)
Costs of labor ..........      (609,011)      (824,348)    (1,170,174)    (1,447,053)
Other store expenses ....    (1,065,566)    (1,485,290)    (2,106,376)    (2,583,921)
                            -----------    -----------    -----------    -----------
   Store expenses .......    (2,529,637)    (3,381,064)    (4,920,766)    (5,917,621)
                            -----------    -----------    -----------    -----------
Net loss from stores held
 for resale .............   $   625,018    $   376,132    $   975,968    $   597,159
                            ===========    ===========    ===========    ===========

* INCLUDES  QUIZNO'S  STORES AND CERTAIN  NON-QUIZNO'S  OPERATIONS  LOCATED AT DENVER
  INTERNATIONAL AIRPORT.

   The Company  reviews its long-lived  assets for impairment  whenever events or changes in circumstances  indicate that the carrying  amount of the asset may not be  recovered.  At
   December 31, 2000,  the Company  determined  that an  impairment  related to its carrying value of its assets held for resale was  required  and  expensed  $1,070,106.  During the quarter ended March 31, 2001, the Company  offset this  impairment  reserve  $743,153 for losses related to the stores sold.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    STORES HELD FOR RESALE (continued)
   Also,  during the  quarter  ended  December  31,  2000,  the Company  determined  that an impairment  was  required for certain  equipment  and  inventory  and expensed a total of
   $147,526.

6.    INVESTMENTS IN AREA DIRECTORSHIPS
   In the six months ended March 31, 2001,  we reacquired  three area  director  territories for $200,270, including related legal costs.

7.    RELATED PARTY TRANSACTIONS
   At September 30, 2000, the Company had a note  receivable  from the  Advertising  Fund of
   $1,030,000.  During the six months ended March 31, 2001, the Advertising  Fund made a net repayment of $65,000,  along with accrued  interest  through December 15, 2000. The March
   31, 2001 balance of $965,000, plus related interest of $21,479,  relates to an off-season build-up for advertising, which will be reimbursed to the Company in 2001.

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

9.    DISTRIBUTION OPERATIONS
   The Company's wholly owned distribution  company subsidiary,  American Food Distributors,
   Inc.  ("AFD")  commenced  operations  in January  2001 and is in the  business  of buying
   Quizno's  proprietary products from the manufacturers and reselling those products to the unaffiliated  company  approved  to  distribute  proprietary  and other  products  to our franchisees.  AFD has negotiated contracts with each manufacturer,  and we will no longer receive  licensing  fees from  those  manufacturers.  AFD will  charge a  mark-up  on the products,  which, in part, will replace the licensing fees, and, in part, will be paid to the marketing funds.
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

Overview

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

For the six months ended March 31, 2001,  we incurred a loss before  preferred  dividends of
$1,626,308,  composed  of income  from  franchise  operations  of  $3,923,668,  income  from
Company  owned  store  operations  of $561,691  and less other  income and expense and taxes totaling  $(6,111,667).  In the comparable  period of fiscal 2000, we earned a profit before
preferred  dividends  of  $594,769,   composed  of  income  from  franchise   operations  of
$2,582,190,  income from Company owned store  operations of $499,416,  and less other income and expense and taxes totaling $(2,486,837).

The following  chart reflects our revenue growth by source and number of restaurants for the three and six month  periods of fiscal  2001  compared to the  comparable  periods of fiscal
2000:

($ in thousands)                 Three Months Ended March 31,       Six Months Ended March 31,
                                ------------------------------     ----------------------------
                                                          %                                 %
                                  2001       2000       Change      2001        2000     Change
                                -------    -------     -------     -------    -------   -------

Continuing fees .............   $ 6,563    $ 3,871          70%    $12,560    $ 7,508        67%
Initial franchise fees ......     1,707      1,460          17%      3,253      2,922        11%
Area director and master
franchise fees ..............       189        151          25%        386        632       (39)%
Other .......................       336        321           5%        745        549        36%
Interest ....................       201        135          49%        386        266        45%
                                -------    -------     -------     -------    -------   -------
Total franchise revenue .....     8,996      5,938          51%     17,330     11,877        46%
Sales by Company owned stores     3,155      3,757         (16)%     5,897      6,515        (9)%
Sales by Stores held for
 resale .....................     1,155       --           100%      2,459        103     2,287%
                                -------    -------     -------     -------    -------   -------
Total Revenue ...............   $13,306    $ 9,695          37%    $25,686    $18,495        39%
                                =======    =======     =======     =======    =======   =======

Earnings before interest
expense, income taxes,
depreciation and
amortization, preferred stock
dividends (EBITDA)              $ 2,373    $ 1,146         107%    $   375    $ 2,726      (75)%
                                =======    =======     =======     =======    =======   =======

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

                               Three Months Ended March 31,   Six Months Ended March 31,
                               ----------------------------   --------------------------
                                   2001           2000           2001           2000
                                  ------         ------         ------         ------

Restaurants open, beginning ..     1,056            721            972            634
New restaurants opened .......       113             88            211            188
Restaurants reopened .........         4              1              5              1
Restaurants closed, to reopen         (5)          --               (9)          --
Restaurants closed, Quizno's .        (9)           (16)           (17)           (29)
Restaurants closed, Bains ....      --               (2)            (3)            (2)
                                  ------         ------         ------         ------

Restaurants open, end ........     1,159            792          1,159            792
                                  ======         ======         ======         ======

Franchises sold, domestic ....       109             87            260            184
Franchises sold, international         7             16              8             37
                                  ------         ------         ------         ------

Total sold ...................       116            103            268            221
                                  ======         ======         ======         ======

Initial franchise fees
 collected ...................  $2.0 million   $1.8 million      $4.6 million     $3.3 million
Systemwide sales, domestic ...  $87.8 million  $63.9 million    $172.1 million   $117.0 million

Avg. unit volume, domestic (1)      $389,000        $365,000            -                -
Same store sales, domestic (2)      Up 8.7%          Up 7.6%         Up 6.5%          Up 6.2%

1)    Average  unit  volume is for the  twelve  months  ended  December  31,  2000 and 1999.
   Average unit volume excludes  restaurants  located in airports,  convenience  stores and gas  stations  and  includes  only  restaurants  open at least  one year  under the same ownership that are currently not in default.
2)    Same store sales are based on 583 stores  open since the  beginning  of January  2000.
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

Results of Operations

Comparison  of the first two  quarters of fiscal 2001 with the first two  quarters of fiscal
2000 and the second quarter of fiscal 2001 with the second quarter of fiscal 2000

Franchise  revenue increased 51% in the second quarter of 2001 to $8,995,813 from $5,938,291 in the  comparable  quarter  last fiscal  year.  In the first two  quarters of fiscal  2001, franchise  revenue  increased 46% to $17,330,584  from  $11,877,095 last year. Total revenue increased  37% in  the  second  quarter  of  2001  to  $13,305,832  from  $9,695,487  in the comparable  quarter  last fiscal  year.  For the first half of fiscal  2001,  total  revenue increased 39% to $25,686,289 from $18,495,028 last year.

Continuing  fees increased 70% in the second quarter of 2001 to $6,562,881  from  $3,871,071 in the second quarter of 2000. In the first half of fiscal 2001,  continuing  fees increased
67% to  $12,560,618  from  $7,508,553  in fiscal  2000.  Continuing  fees are  comprised  of royalties, licensing fees and distribution fees.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Royalty fees are a percentage  of each  franchisee's  sales paid to us and will  increase as new franchises open, as the average royalty percentage increases,  and as average unit sales increase.  At March 31, 2001 there were 1,135  franchises  open, as compared to 761 at March
31, 2000.  The royalty was 5% for  agreements  entered  into prior to February 11, 1995,  6%
for  agreements  entered  into from  February  11,  1995 to March 31,  1998,  and 7% for all
franchise  agreements  entered into after March 31,  1998. The royalty for Quizno's  Express units  is 8%.  The  royalty  paid to us by  master  franchisees  on  international  units is generally 2.1%. We have no immediate plans to increase the royalty rate.

Royalty fees were  $5,633,395  for the second  quarter of fiscal 2001 compared to $3,400,145 for the same  period  last year,  an  increase  of 66%.  For the first half of fiscal  2001, royalty fees were  $10,673,462  compared to $6,294,033 for the same period last fiscal year, an increase of 70%.

Licensing  fees are fees generated  through the licensing of the Quizno's  trademark for use by others,  which includes fees received from product companies to sell proprietary products to our restaurant  system.  Licensing fees were $93,460 in the second quarter of fiscal 2001 and  $470,926 in the  comparable  fiscal 2000  quarter.  For the first half of fiscal  2001, licensing  fees were  $1,051,130  and  $1,214,520  in the  comparable  fisca1  2000  period.
Included in the fiscal 2000 first  quarter were  $200,000 of  non-recurring  licensing  fees from Coca Cola Company related to a licensing agreement signed in April 1999.

Beginning  in  fiscal  2001,  we  began  negotiating  terms  and  prices  directly  with the manufacturers of our food products. We formed a new subsidiary,  American Food Distributors,
Inc.  ("AFD"),  began  purchasing  such  products and, in turn,  selling
these  products  to  an  unaffiliated   national   distribution  company  who  supplies  our
restaurants.  We believe this will give us better  control  over our sources of  proprietary products. As a result,  licensing fee revenue is expected to decrease and be replaced by distribution fees.  Distribution fees were $836,026 for the second quarter of fiscal 2001.

Initial  franchise  fees  increased  17% in the second  quarter of fiscal 2001 to $1,707,473 from  $1,459,677  in the same fiscal  quarter last year.  For the first half of fiscal 2001, initial  franchise fees increased 11% to $3,253,473  from $2,922,107 in the same period last fiscal year.  Initial  franchise  fees are one-time fees paid by franchisees at the time the franchise  is  purchased.  Initial  franchise  fees are not  recognized  as income until the period  in which  all of our  obligations  relating  to the  sale  have  been  substantially performed,  which generally occurs when the franchise opens. Our share of initial  franchise fees sold by  foreign  master  franchises  is  recognized  when  received.  In the first two quarters of fiscal 2001, we opened 211 franchises,  including 24 international  restaurants, as compared to 189 franchises opened,  including 28 international  restaurants,  in the same period last fiscal year.  Our domestic  initial  franchise  fee has been $20,000 since 1994.
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

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Domestic initial  franchise fees collected by us are recorded as deferred initial  franchise fees until the related  franchise opens.  Deferred initial  franchise fees at March 31, 2000 were  $12,069,606  and  represent  745 domestic  franchises  sold but not yet in  operation, compared to $8,248,649 at March 31, 2000  representing 516 domestic  franchises sold but not open.  Direct costs related to the franchise sale,  primarily sales commissions paid to area directors,  are  deferred  on our books and  recorded  as an expense at the same time as the related  initial  franchise fee is recorded as income.  Deferred  costs paid with respect to initial franchise fees deferred at March 31, 2001 were $2,547,501.  Approximately 50% of all initial franchisee fees received by us for franchise  purchases in area director markets are paid to area directors for sales and opening commissions.

Area director and master  franchise  fees were $189,297 in the second quarter of fiscal 2001 and $150,926 in the same fiscal  quarter last year.  In the first half of fiscal 2001,  area director and master  franchise fees were $385,683 and $631,722 in the same period last year.
Revenue  from  domestic  area  director   marketing   agreement  fees  is  recognized  on  a
straight-line basis over the term of the agreement,  which is ten years. Commissions paid to the area  director  upon the  inception of the  agreement  are  classified  as a prepaid and recognized as an expense over the same ten year term.

Deferred  domestic area fees are one-time  fees paid to us for the right to sell  franchises on our behalf in a designated,  non-exclusive  area.  Domestic area director fees recognized were  $179,297 in the second  quarter of fiscal 2001 and $150,926 in the  comparable  fiscal
2000 quarter.  In the first half of fiscal 2001, domestic area director fees recognized were
$355,683 and $321,722 in the comparable fiscal 2000 period.

The fee for U.S. areas was $.03 per person in the designated  area through June 1996,  $.035 from July 1996 through  December 1996,  $.05 from January 1997 through  December 1997,  $.06 from January 1998 through  February  1998,  and $.07 since March 1, 1998. In addition,  each area  director  is required  to pay a training  fee of $10,000.  In the first half of fiscal
2001,  we sold one area  directorship  for $189,647  compared to 6 sold in the first half of fiscal 2000 for $292,400.  At March 31, 2001, we had a total of 67 area  directors who owned areas encompassing approximately 65% of the population of the United States.

International  master  franchise  fees are  one-time  fees  paid to us for the right to sell franchises in a designated,  exclusive,  international market. The master franchisee assumes all of our  obligations  and duties under the  agreement.  We recognize  these fees when the agreement is signed.  International master franchise fees were $10,000 in the second quarter of fiscal  2001 and $0 in the second  quarter of fiscal  2000.  For the first half of fiscal
2001,  international  master  franchise  fees  recognized  were  $30,000 and $310,000 in the comparable fiscal 2000 period.

In the first quarter of fiscal 2000, we sold the master  franchise rights to Switzerland for
$300,000.  A total of $20,000 of this fee was  deferred  until our  training  obligation  is completed.  We also recognized $30,000 of previously deferred international master franchise fees in the  quarter  as we  substantially  completed  our  training  obligations  under the agreements.  The  international  master franchise fees in the first half of fiscal 2001 were related to  previously  deferred  international  master  franchise  fees for Iceland and the
United Kingdom as we substantially completed our training obligations under the agreement.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

We offer domestic area director and master franchise  applicants financing for the area fee.
The  amount  financed  is  required  to be paid to us in  installments  over  five  years at interest  rates between 6% and 15%. The promissory  notes are personally  signed by the area director and, depending on the personal financial strength of the area director,  secured by collateral  unrelated to the area directorship.  We also periodically offer payment plans to international master franchisee applicants.  The one domestic and international area sold in the first half of fiscal  2001 used this  financing  for  $94,824,  representing  50% of the total  domestic area  director  fees and  international  master  franchise  fees received or financed in fiscal 2001.  Of the seven  domestic and  international  areas sold in the first half of fiscal 2000,  two used this  financing for $221,357,  representing  37% of the total domestic area director fees and international  master franchise fees received or financed in fiscal 2000.

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

Other  revenue  increased  by 5% in the  second  quarter  of fiscal  2001 to  $335,519  from
$321,218 in the second  quarter of fiscal  2000.  For the first half of fiscal  2001,  other revenue  increased by 36% to $745,098  from $548,621 in the  comparable  fiscal 2000 period.
Other revenue is primarily amounts paid by equipment  suppliers for design and construction, franchise  transfer  fees and net  bookkeeping  fees  charged  franchisees  that utilize our designated bookkeeping services provider.  Amounts paid by equipment suppliers were $197,000 in the second  quarter of fiscal 2001  compared to $167,000 in the second  quarter of fiscal
2000. For the first half of fiscal 2001,  amounts paid by equipment  suppliers were $330,500 compared to $348,158  in the first half of fiscal  2000.  This amount will vary based on new store  openings.  Franchise  transfer fees decreased in the second quarter of fiscal 2001 to
$65,000  from  $92,500 in the second  quarter of fiscal  2000.  For the first half of fiscal
2001, franchise

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

transfer  fees were  $181,000  compared to $92,500 in the first half of fiscal  2000.  Since
1995,  our  franchise  agreement  requires all new  franchisees  to utilize our  bookkeeping services,  or a firm designated by us to provide  bookkeeping  services,  for their first 12 months of  operations.  Net  bookkeeping  fees were $30,589 in the second  quarter of fiscal
2001 compared to $33,989 in the second  quarter of fiscal 2000. For the first half of fiscal
2001,  net  bookkeeping  fees were  $78,291  compared to $54,370 in the first half of fiscal
2000.  Bookkeeping  fees are paid by the  franchisee  to the Company and then remitted on to the  bookkeeping  service  designated  by the  Company.  These fees  represent  the  amounts retained by the  Company to  administer  the  bookkeeping  function.  Included in the second quarter  of  fiscal  2001  was  $69,036  of  fees  received  from a  vendor  related  to our inventorying of equipment packages received at new stores.

Sales and royalty  commissions expense increased 33% in the second quarter of fiscal 2001 to
$2,503,432  (34% of royalty and initial  franchise fees) from $1,883,516 (39% of royalty and initial  franchise  fees) in the comparable  quarter last fiscal year. For the first half of fiscal  2001 sales and royalty  commissions  expense  increased  31% to  $4,765,500  (34% of royalty and initial  franchise fees) from  $3,640,536 (40% of royalty and initial  franchise fees) in the comparable  period last fiscal year. Sales and royalty  commissions are amounts paid to our domestic area directors,  commissions  paid to other sales agents and employees, and costs related to sales promotions and incentives.  Sales and royalty  commission expense declined in 2001 as a percentage of royalty and initial  franchise fee due to the repurchase and  reacquisition  of certain area  directorships.  Our  domestic  area  directors  receive commissions equal to 50% of the initial  franchise fees and 40% of royalties  received by us from franchises sold,  opened, and operating in the area director's  territory.  In exchange for these  payments,  the area director is required to market and sell  franchises,  provide location  selection  assistance,  provide  opening  assistance  to new  owners,  and perform monthly quality control reviews at each franchise open in the area director's territory.

The area  director is entitled to receive  commissions  during the term of the area director marketing agreement and in some cases, upon expiration of the area director  agreement,  the commission  paid is  reduced  to 1% of sales  for 5 years or  longer  depending  on the area director agreement.

Our foreign master  franchisees retain 70% of initial fees, area director fees and royalties paid from franchises sold, open and operating in the master franchisee's  territory,  except the Canadian  master  franchisee  who retained 100% of initial  franchise fees in 1998 only, the United  Kingdom  master  franchisee  who will retain 85% of the initial  franchise  fees through December 31, 2001 and the Costa Rican master  franchisee who will retain 100% of all initial  franchise  fees.  Under the master  franchise  agreement,  we have no obligation to provide  services  that will  result in any  incremental  cost to us,  other than an initial training trip to the country by an employee of ours.

General and  administrative  expenses  increased 35% to $4,243,884 in the second  quarter of fiscal 2001 from  $3,132,854 in the comparable  quarter last fiscal year. For the first half of fiscal  2001,  general and  administrative  expenses  increased  53% to  $8,641,416  from
$5,654,369 in the first half of fiscal 2000. As a percent of franchise revenue,  general and administrative  expenses have decreased from 53% in the second quarter of fiscal 2000 to 49%
in the  second  quarter  of fiscal  2001.  For the first half of fiscal  2001,  general  and administrative expenses as a percentage of revenue have increased to

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

50% from 48% in the first half of fiscal 2000. General  administrative  expenses include all of our  operating  costs.  The  increase is primarily  due to the addition of employees  and systems to service the
rapidly growing network of our  franchisees  and Area Directors.  In addition,  the increase for the first half of fiscal 2001 includes  certain  non-recurring  expenses  related to the completion of certain  information  technology  initiatives along with calendar year bonuses accrued as of December 31, 2000.  Although general and  administrative  expenses will likely continue to increase as we grow, we expect the rate of increase to decline.

Company owned store operations  (excluding  stores held for resale) earned $625,018 on sales of  $3,154,655  in the second  quarter  of fiscal  2001  compared  to  $376,132  on sales of
$3,757,196 in the  comparable  quarter last fiscal year.  For the first half of fiscal 2001,
Company  owned stores earned  $975,968 on sales of $5,896,734  compared to $597,159 on sales of  $6,514,780  in the first half of fiscal 2000.  During the half quarter of fiscal 2001 we operated  stores for a total of 95 store operating  months,  compared to 178 store operating months in the first half of fiscal  2000.  Sales per store  month  increased  69% in 2001 to
$62,006 from $36,682 in 2000  primarily  due to the  acquisition  of  restaurants  and other operations at Denver  International  Airport in November  1999. At March 31, 2001, we had 18
operating Company stores,  including the Cowboy Bar at Denver  International  Airport (32 at
March 31, 2000).

Stores held for resale  lost  $206,128,  on sales of  $1,155,364,  in the second  quarter of fiscal 2001  compared to a loss of $68,511,  on sales of $0 in the  comparable  quarter last fiscal  year.  For the first half of fiscal  2001,  stores held for resale lost  $414,277 on sales of $2,458,971  compared to a loss of $97,743 on sales of $103,153 in the first half of fiscal  2000.  In the first half of fiscal  2001,  we  operated  twenty-one  stores held for resale and in the  comparable  period of fiscal 2000 we operated two stores held for resale.
During the first half of fiscal 2001, we sold 14 stores held for resale. At March 31,  2001, we had seven stores classified as held for resale.

New company  start-up  costs were $289,878 in the first quarter of fiscal 2001.  These costs relate to the start-up of AFD, a subsidiary of ours that  purchases and sells food products.
These costs were primarily consulting costs to set-up  administrative and accounting systems and to finalize the distribution contracts.

Impairment of long-lived  assets was $1,217,632 in the first quarter of fiscal 2001.  During the first quarter of fiscal 2001, we determined  that an impairment  related to our carrying value of our assets held for resale was required and expensed  $1,070,106.  Also, during the first  quarter,  we  determined  that an impairment  was required for certain  equipment and inventory and we expensed a total of $147,526.

Financing  costs were $70,352 and  $2,275,465 in the second quarter and first half of fiscal
2001,  respectively.  In  December  2000,  we closed on a loan of  $13,862,260  with  Levine
Leichtman Capital Partners II, L.P.  ("LLCP").  The proceeds of the loan were used to prepay interest on the loan for one year in the amount of $1,862,260  and to repurchase  shares and pay costs  associated  with the tender  offer.  We incurred  and  recognized  $2,275,465  of financing costs,  primarily legal,  consulting and closing costs related to the LLCP loan in the first half of fiscal 2001.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Loss on sale of Company  stores was  $63,439 and  $100,167  in the second  quarter and first half of fiscal 2001,  respectively.  During the quarter ended  December 31, 2000, two stores were sold  resulting  in a gain on sale of  $24,419.  Also,  during  the first  quarter,  we incurred costs of $61,147 related to lease settlements of stores closed.  During the quarter ended March 31, 2001,  we sold twelve stores held for resale and recorded a loss of $63,439.
The fiscal 2000 loss was $43,595  resulting  from the  December  1999 sale of one store held for resale.

Provision for bad debts was $75,077 in the second  quarter of fiscal 2001 and $45,614 in the comparable  quarter last fiscal year.  For the first half of fiscal 2001 the  provision  for bad debts was $140,322 and $213,485 in the first half of fiscal 2000.  As of March 31, 2001, we had an  allowance  for  doubtful  accounts  of $386,021  that we believe is adequate  for future losses.

Depreciation  and  amortization  was  $562,282  in the  second  quarter  of fiscal  2001 and
$422,855 in the  comparable  quarter  last fiscal  year.  For the first half of fiscal 2001, depreciation  and amortization was $1,113,994 and $866,008 in the first half of fiscal 2000.
The  increase is primarily  due to the  acquisition  and  development  of new Company  owned restaurants  and the  repurchase  and  reacquisition  of  area  director  territories  since
December 31, 1999.

Amortization  of deferred  financing costs was $193,511 in the second quarter of fiscal 2001 and $18,854 in the  comparable  quarter last fiscal year. For the first half of fiscal 2001, amortization  of  deferred  financing  costs was  $249,955  and $37,686 in the first half of fiscal 2000. The increase is  attributable  to the  amortization  of the deferred  financing costs  associated with the loan of $13,862,260  from Levine  Leichtman  Capital Partners II,
L.P.  in the first  quarter of fiscal  2001.  For the  quarter  and the first half of fiscal
2001, this amortization totaled $174,507 and $212,035, respectively.

Interest  expense  was  $972,341 in the second  quarter of fiscal  2001 and  $458,334 in the comparable  quarter last fiscal year.  For the first half of fiscal 2001,  interest  expense was  $1,592,385  and  $925,302 in the first half of fiscal  2000.  The increase is primarily attributable  to the increase in outstanding  debt. On January 26, 2000, we closed on a loan in the amount of $3,180,000 from GE Capital Business Asset Funding.  The loan bears interest at 9.53% and is payable  in equal  monthly  installment  of $52,023  for 5 years.  Also,  on
December 12, 2000, we closed on a loan of  $13,862,260  with LLCP.  The proceeds of the loan were used to prepay  interest  on the loan for one year in the amount of  $1,862,260  and to repurchase  shares and pay costs associated with our tender offer. The promissory note bears interest at 13.25%, interest only payable monthly, and is due in full in October 2005.

Other  expense  was  $85,408  in the  second  quarter  of  fiscal  2001 and  $37,657  in the comparable  quarter last fiscal  year.  For the first half fiscal  2001,  other  expense was
$87,003 and $98,216 in the first half of fiscal 2000.  The fiscal 2001 expense was primarily pre-opening related costs. The fiscal 2000 expense was primarily acquisition-related costs.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Income tax  (provision)  benefit was a provision of $238,641 in the second quarter of fiscal
2001 and a provision  of $76,178 in the  comparable  quarter of fiscal  2000.  For the first half of fiscal  2001,  the  income  tax  benefit  was  $955,134  compared  to an income  tax provision of $302,545 in the first half of fiscal 2000. Our taxable income has  historically exceeded our book income  primarily  because  initial  franchise fees we receive are taxable income  in the  year  received  and  are  book  income  in the  year  the  franchise  opens.
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

Liquidity and Capital Resources

Net cash provided by operating  activities  was  $1,428,287 in the first half of fiscal 2001 compared to cash  provided by operating  activities  of $917,282 in the first half of fiscal
2000.  The fiscal 2001 amount of  $1,428,287  was  primarily  due to an increase in deferred initial  franchise  fees of  $1,820,423  and an  increase  in  accounts  payable and accrued liabilities  of  $3,698,095.  These  increases  were  partially  offset  by  a  decrease  of
$1,627,812  related to income taxes payable and a decrease of $3,472,109 related to accounts receivable.

Net cash used in  investing  activities  was  $1,495,208  in the first  half of fiscal  2001 compared to cash used in investing  activities  of  $13,439,031  in the first half of fiscal
2000.  The fiscal 2001 amount of  $1,495,208  was primarily due to an increase in short-term investments  and restricted  cash of $1,166,818,  the purchase of property and equipment for
$1,214,794,  and the issuance of notes  receivable for $1,425,820,  partially  offset by the proceeds of $1,148,000  from the sale of Company stores and principle  payments  received on notes receivable of $1,624,651.

Net cash  used in  financing  activities  was  $631,924  in the first  half of  fiscal  2001 compared to cash  provided  by  financing  activities  of  $12,263,489  in the first half of fiscal  2000.  The fiscal  2001  amount of  $631,924  was  primarily  due to the  payment of
$9,981,428  related to the  repurchase of 779,055  shares of Common Stock tendered in fiscal
2001 and the principle payments of $2,553,726 on long term obligations,  partially offset by the loan proceeds of $12,000,000 received from LLCP.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

In the second  quarter of 1998, we tested a program  under which our Area  Directors had the right to elect to have all future franchisee leases in the Area Director's  territory signed by The Quizno's Realty Company  ("QRC"),  a wholly owned  subsidiary of ours. As a condition of the lease,  the  landlord  agrees not to look beyond QRC for  payments.  These  locations would then be  subleased  by QRC to the Owner,  whose  personal  liability is limited to one year.  The  Owner  pays  QRC an  indemnification  fee of $165  per  month,  pays a  one-time lease-processing  fee to QRC of  $2,200,  and pays a  security  deposit  to QRC equal to two months rent.  Effective  March 1, 1998, we  transferred  cash and other assets having a book value of  approximately  $500,000 to QRC in exchange for stock and a promissory  note. As of
March 31, 2001,  11 leases had been  executed  under this  program  and one other lease guaranteed.  The  franchisee has defaulted on the rents due on two of these  locations,  for which we do not have  replacement  franchisees.  We expect  to  negotiate  buyouts  of these leases between the  landlords,  the  franchisees  and,  possibly,  us. Our share of any such buyout is expected to be immaterial.

On  December  22,  1999 we closed on a line of credit  loan and were  funded  $3,350,000  by
Merrill  Lynch  Business  Financial  Services,  Inc.  The loan bears  interest at the 30 day
Dealer  Commercial  Paper Rate plus 2.5% (equal to 9.15% at November 30, 2000).  The maximum amount of the line of credit loan is $3,350,000,  which maximum is reduced  monthly based on a seven-year  amortization.  The line of credit loan is secured by a first security interest in our aircraft.  All amounts  previously  borrowed under the line of credit had been repaid as of March 31, 2001.

At September 30, 2000, we had a note  receivable  from the  Advertising  Fund of $1,030,000.
During  the  first  half of fiscal  2001,  the  Advertising  Fund  made a net  repayment  of
$65,000,  along with accrued  interest through December 15, 2000. The March 31, 2001 balance of  $965,000,  plus  related  interest  of $21,479  relates to an  off-season  build-up  for advertising, which will be reimbursed to us in 2001.

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

As of March 31, 2001,  779,055 shares of Common Stock had been tendered for a total purchase price of $6,232,440.  Direct costs related to the tender totaled $4,068,567,  which included payment for the repurchase of 531,850 stock options and 415,056 warrants.

In  conjunction  with the tender offer,  the Company  closed on a loan of  $13,862,260  with
LLCP.  The  proceeds  of the loan were used to prepay  interest  on the loan for one year in the amount of  $1,862,260,  to repurchase  shares and pay costs  associated  with the tender offer and to increase working capital.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

The  promissory  note bears  interest at 13.25%,  interest only payable  monthly,  with the first twelve months prepaid,  and is due in full in October 2005. LLCP received warrants for
14% of the equity  ownership of the Company.  At December 31, 2000, the warrants were valued at  $3,373,801  and were  recorded  on the balance  sheet as Warrants  Subject to Put and as deferred  financing costs under Other Deferred Assets.  The deferred financing costs will be amortized  over the life of the note.  We will value and adjust  the  carrying  value of the warrants  quarterly.  Included in Amortization  of Deferred  Financing Costs for the quarter and six months ended March 31, 2001 was $174,507 and $212,035, respectively,  related to the amortization  of this cost.  The loan may be paid down to $7 million by September  12, 2001, with no penalty and with a corresponding reduction in the percent of warrants.

The Company incurred and expensed $2,275,465 of financing costs related to the LLCP loan.

At September 30, 2000, we had one store  reclassified as a store held for resale. In October
2000, we  reclassified  20 stores as held for resale.  During the quarter ended December 31,
2000, two stores were sold resulting in a gain on sale of $24,419.  Also, during the quarter ended  December 31,  2000,  we incurred  costs of $61,147  related to lease  settlements  of stores  closed.  During the quarter  ended March 31,  2001,  we sold twelve  stores held for resale and recorded a loss of $63,439.  As of March 31,  2001,  the Company had seven stores classified  as held for resale.  The seven stores held for resale are expected to be sold in
2001.

We review our long-lived  assets for impairment  whenever events or changes in circumstances indicate that the carrying  amount of the asset may not be recovered.  At December 31, 2000, we  determined  that an  impairment  related to our  carrying  value of our assets  held for resale was required and expensed $1,070,106.

In the first  half of fiscal  2001,  we  reacquired  three  area  director  territories  for
$200,270, inclusive of legal and other related costs.

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
                          Quarter Ended March 31, 2001
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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K:

   Form 8-K,  dated  February  22, 2001  reporting in Item 5 our  operating  results for the first quarter of fiscal 2001.

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
May 15, 2001