Form 10QSB
period 2001-06-30
QUIZNOS CORP
filed 2001-08-20
CIK 915803

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 2001

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
                                                             Outstanding at
              Class                                          August 10, 2001
   ------------------------------                            ---------------
   Common Stock, $0.001 par value                            2,337,439 shares

                                THE QUIZNO'S CORPORATION

                           Commission File Number: 000-23174

                              Quarter Ended June 30, 2001

                                      FORM 10-QSB

Part I - FINANCIAL INFORMATION

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders' Equity (Deficit)

Notes to Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation.

Part II - OTHER INFORMATION

Signatures

                       THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                STATEMENTS OF OPERATIONS

                                              Three Months Ended          Nine Months Ended
                                                   June 30,                    June 30,
                                            ------------------------   -------------------------
                                               2001          2000         2001          2000
                                            ----------    ----------   -----------   -----------
FRANCHISE OPERATIONS:
Revenue
   Continuing fees (Note 9)                 $8,010,904    $4,887,736   $20,571,522   $12,396,289
   Initial franchise fees                    1,602,834     1,443,236     4,856,307     4,365,343
   Area director and master franchise fees     433,428       335,306       819,111       967,028
   Other                                       447,007       262,651     1,192,105       811,272
   Interest                                    168,238       127,867       553,950       393,959
                                            ----------    ----------   -----------   -----------
     Total revenue                          10,662,411     7,056,796    27,992,995    18,933,891
                                            ----------    ----------   -----------   -----------

Expenses
   Sales and royalty commissions            (2,686,002)   (2,080,141)   (7,451,502)   (5,720,677)
   General and administrative               (5,101,499)   (3,600,333)  (13,742,915)   (9,254,702)
                                            ----------    ----------   -----------   -----------
     Total expenses                         (7,787,501)   (5,680,474)  (21,194,417)  (14,975,379)
                                            ----------    ----------   -----------   -----------
Net income from franchise operations         2,874,910     1,376,322     6,798,578     3,958,512
                                            ----------    ----------   -----------   -----------

COMPANY STORE OPERATIONS: (Note 5)
   Sales                                     2,317,240     4,217,110    10,672,945    10,835,043
                                            ----------    ----------   -----------   -----------
   Cost of sales                              (619,482)   (1,240,320)   (3,041,720)   (3,170,042)
   Cost of labor                              (466,951)     (929,778)   (2,304,102)   (2,630,648)
   Other store expenses                       (906,386)   (1,812,898)   (4,441,011)   (4,300,823)
                                            ----------    ----------   -----------   -----------
     Total expenses                         (1,992,819)   (3,982,996)   (9,786,833)  (10,101,513)
                                            ----------    ----------   -----------   -----------
Net income from Company store operations       324,421       234,114       886,112       733,530
                                            ----------    ----------   -----------   -----------

Net income from partnership store
 operations (Note 5)                            61,279            -         61,279            -
                                            ----------    ----------   -----------   -----------

Net income from Company and partnership
 store operations                              385,700       234,114       947,391       733,530
                                            ----------    ----------   -----------   -----------

OTHER EXPENSE:
  New company start-up costs (Note 10)      $ (162,502)   $       -    $  (452,380)  $        -
  Impairment of long-lived assets (Note 5)    (276,135)           -     (1,493,767)           -
  Financing costs (Note 4)                      (7,916)           -     (2,283,381)           -
  Loss on sale of Company stores                (4,409)           -       (104,576)      (43,595)
  Provision for bad debts                      (75,116)      (33,817)     (215,438)     (247,302)
  Depreciation and amortization               (543,206)     (514,417)   (1,657,200)   (1,380,425)
  Amortization of deferred financing costs    (288,885)      (18,925)     (538,840)      (56,611)
  Interest expense                            (922,820)     (467,658)   (2,515,205)   (1,392,960)
  Other expense                               (120,193)      (34,505)     (207,194)     (132,721)
                                            ----------    ----------   -----------   -----------
  Total other expense                       (2,401,182)   (1,069,322)   (9,467,981)   (3,253,614)
                                            ----------    ----------   -----------   -----------

  Net income (loss) before income taxes        859,428       541,114    (1,722,012)    1,438,428
  Income tax (provision) benefit              (317,989)     (180,912)      637,145      (483,457)
                                            ----------    ----------   -----------   -----------

  Net income (loss)                            541,439       360,202    (1,084,867)      954,971
  Preferred stock dividends                    (44,379)      (52,164)     (139,389)     (131,790)
                                            ----------    ----------   -----------   -----------

Net income (loss) applicable to common
 shareholders                               $  497,060    $  308,038   $(1,224,256)  $   823,181
                                            ==========    ==========   ===========   ===========

Basic net income (loss) per share of common
 stock                                      $     0.21    $     0.10   $     (0.49)  $      0.27
                                            ==========    ==========   ===========   ===========

Diluted net income (loss) per share of
 common stock                               $     0.16    $     0.09   $     (0.49)  $      0.24
                                            ==========    ==========   ===========   ===========

Weighted average common shares outstanding
------------------------------------------
  Basic                                      2,344,240     3,004,778     2,521,729     2,997,634
                                            ==========    ==========   ===========   ===========

  Diluted                                    3,129,462     3,597,326     2,521,729     3,566,898
                                            ==========    ==========   ===========   ===========

                                      (Unaudited)

                       THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                         ------

                                                             June 30,         September 30,
                                                               2001               2000
                                                            -----------       ------------

CURRENT ASSETS:
  Cash and cash equivalents                                 $ 8,726,320       $  2,493,976
  Restricted cash (Note 8)                                    1,054,340                 -
  Short term investments                                      5,497,724          5,324,336
  Accounts receivable, net of allowance for doubtful
   accounts of $348,420 at June 30, 2001 and $222,293
   at September 30, 2000                                      4,786,891          2,066,247
  Current portion of notes receivable (Note 7)                  462,432          1,545,844
  Deferred tax asset                                            221,182            221,182
  Other current assets                                        1,408,826            481,854
                                                            -----------       ------------
Total current assets                                         22,157,715         12,133,439
                                                            -----------       ------------

Property and equipment and assets held for resale at
 cost, net of accumulated depreciation and amortization
 of $3,329,901 at June 30, 2001 and $2,433,637 at
 September 30, 2000 (Note 5)                                 10,311,769         11,863,819
                                                            -----------       ------------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
   $950,872 at June 30, 2001 and $1,104,646 at
   September 30, 2000 (Note 5)                                4,114,246          4,600,528
  Investments in area directorships, net of accumulated
   amortization of $440,107 at June 30, 2001 and
   $203,062 at September 30, 2000 (Note 6)                    4,576,358          4,236,151
  Other deferred assets (Note 4)                              6,209,437          2,782,498
  Deferred tax asset                                          4,254,169          4,210,626
  Deposits and other assets                                      66,518            130,837
  Notes receivable, net of allowance for doubtful
   accounts of $50,000 at June 30, 2001 and $50,000 at
   September 30, 2000                                         1,310,266          1,301,435
                                                            -----------       ------------
Total other assets                                           20,530,994         17,262,075
                                                            -----------       ------------

Total assets                                                $53,000,478       $ 41,259,333
                                                            ===========       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                          $ 6,365,096       $  2,614,437
  Accrued liabilities                                         2,460,589          1,495,797
  Current portion of long term obligations                    1,843,460          1,550,501
  Reserve for impairment (Note 5)                               275,774                 -
  Income taxes payable                                               -             370,557
                                                            -----------       ------------
Total current liabilities                                    10,944,919          6,031,292

Line of credit (Note 3)                                              -                  -
Long term obligations (Notes 4 and 8)                        27,230,951         16,037,238
Deferred revenue                                             20,208,495         16,402,957
                                                            -----------       ------------
Total liabilities                                            58,384,365         38,471,487

COMMITMENTS AND CONTINGENCIES  (Notes 2 and 7)

Warrants subject to put (Note 4)                              3,373,801                 -

Preferred stock, $.001 par value, 1,000,000 shares
 authorized:
  Series A issued and outstanding 146,000 at June 30,
   2001 and September 30, 2000 ($876,000 liquidation
   preference)                                                      146                146
  Series C issued and outstanding 57,000 at June 30,
   2001 and 167,000 at September 30, 2000 ($285,000
   liquidation preference)                                           57                167
  Series D issued and outstanding 3,000 at June 30,
   2001  and September 30, 2000 ($9,000 liquidation
   preference)                                                        3                  3
  Series E issued and outstanding 59,480 at June 30,
   2001 and September 30, 2000 ($512,718 liquidation
   preference)                                                       59                 59
Common stock, $.001 par value; 9,000,000 shares
 authorized; issued and outstanding 2,337,439 at June
 30, 2001 and 3,007,921 at September 30, 2000 (Note 4)            2,337              3,008
Capital in excess of par value                                  303,309          3,857,702
Accumulated deficit                                          (9,063,599)        (1,073,239)
                                                            -----------       ------------

Total liabilities and stockholders' equity (deficit)        $53,000,478       $ 41,259,333
                                                            ===========       ============

                                      (Unaudited)

                       THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                              2001             2000
                                                           -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $(1,084,867)    $   954,971
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                             1,657,199       1,380,425
   Impairment of long-lived assets                           1,493,767              -
   Provision for losses on accounts receivable                 215,438         247,302
   Deferred income taxes                                       (43,543)        (38,770)
   Promissory notes accepted for area director fees           (293,693)       (296,357)
   Prior year start-up and financing costs                     207,896              -
   Amortization of prepaid interest expense                  1,025,518              -
   Loss on disposal of Company store                            17,769          43,595
   Amortization of deferred financing costs                    538,841          56,611
   Amortization of deferred area director fee revenue         (67,618)        (229,628)
   Interest expense accruals associated with benefit           311,036              -
    plans
   Area director expenses recognized                            22,314          22,963
   Other                                                         2,177              -
   Changes in assets and liabilities:
     Accounts receivable                                    (2,936,082)     (1,101,077)
     Other current assets                                     (314,981)       (115,351)
     Accounts payable                                        4,387,630         720,139
     Accrued liabilities                                       964,792         721,299
     Income taxes payable                                   (1,007,528)       (851,469)
     Deferred franchise costs                                 (319,175)       (191,375)
     Deferred initial franchise fees and other fees          3,873,155       1,205,949
                                                           -----------      ----------
Net cash provided by operations                              8,650,045       2,529,227
                                                           -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (1,689,950)     (5,513,728)
  Issuance of other notes receivable                        (1,682,054)       (604,761)
  Short term investments and restricted cash                (1,227,728)       (972,256)
  Proceeds from the sale of assets and stores                1,442,261         137,361
   Acquisition of Company owned stores                              -       (5,779,088)
  Principal payments received on notes receivable            3,050,328         386,047
  Intangible and deferred assets and deposits                 (584,257)         82,214
  Investments in area director territories                    (577,252)     (2,450,396)
                                                           -----------      ----------
Net cash used in investing activities                       (1,268,652)    (14,714,607)
                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                                       -      $   270,586
  Proceeds from sale of Class D and Class E Preferred               -          478,611
   Stock
  Repurchase of Class D Preferred Stock                             -           (3,000)
  Principal payments on long term obligations               (3,026,473)     (3,809,761)
   Proceeds from issuance of notes payable                  12,000,000      17,180,000
   Financing costs                                              (1,760)       (646,510)
  Common Stock repurchased                                  (6,232,440)     (1,114,032)
  Costs associated with tender of Common Stock and
   repurchase of stock options and warrants                 (3,748,987)             -
  Dividends paid                                              (139,389)       (131,790)
                                                           -----------     -----------
Net cash (used in) provided by financing activities         (1,149,049)     12,224,104
                                                           -----------     -----------

Net increase in cash                                         6,232,344          38,724

Cash, beginning of period                                    2,493,976         626,828
                                                           -----------     -----------

Cash, end of period                                        $ 8,726,320     $   665,552
                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest                 $ 1,537,522     $ 1,218,317
                                                           ===========     ===========
  Cash paid during the period for income taxes             $   370,173     $ 1,608,770
                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine  months  ended June 30,  2000,  we  accepted  a  promissory  note in the amount of $19,446 for equipment  previously  held for resale.  Note  receivables  in the amount  of  $311,028  were  capitalized  in  exchange  for an  Area  Director  territory repurchased  during the year.  Also,  we issued  notes  payable of $714,621  for partial payment of five area director  territories  repurchased  during the quarter.  Finally, a
Company  store  held  for  resale  was  closed  and  the  net  assets  of  $35,633  were written-off.

                                      (Unaudited)

                       THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                Convertible
                              Preferred Stock             Common Stock        Additional
                           ---------------------    ----------------------      Paid-In      Accumulated
                            Shares       Amount       Shares       Amount       Capital        Deficit
                           ---------    --------    ----------    --------    -----------    -----------

Balances at September 30,
1999                         313,000    $    313     3,074,177    $  3,074    $ 4,485,949    $(2,375,478)

Issuance of common stock
for exercise of options
and pursuant to the
employee benefit plan             -           -         77,749          78        284,413             -

Tax benefit from exercise
of options                        -           -             -           -          17,889             -

Issuance of Series D
Convertible Preferred
Stock                          4,000           4            -           -          11,396             -

Repurchase of Series D
Convertible Preferred
Stock                         (1,000)         (1)           -           -          (2,999)            -

Issuance of Series E
Convertible Preferred
Stock                         59,480          59            -           -         467,152             -

Common stock repurchased          -           -       (144,005)       (144)    (1,219,641)            -

Preferred stock dividends         -           -             -           -        (186,457)            -

Net income                        -           -             -           -              -       1,302,239
                           ---------    --------    ----------    --------    -----------    -----------

Balances at September 30,
2000                         375,480         375     3,007,921       3,008      3,857,702     (1,073,239)

Payment in lieu of common
stock contribution to the
employee benefit plan             -           -         (2,360)         (3)       (20,268)            -

Issuance of common stock
for exercise of options           -           -            933           1             (1)            -

Conversion of Series C
Convertible Preferred
Stock                       (110,000)       (110)      110,000         110             -              -

Common stock tendered
(Note 4)                          -           -       (779,055)       (779)    (3,394,735)    (2,836,926)

Costs associated with
tender offer (Note 4)             -           -             -           -              -      (4,068,567)

Preferred stock dividends         -           -             -           -        (139,389)            -

Net (loss)                        -           -             -           -              -      (1,084,867)
                           ---------    --------    ----------    --------    -----------    -----------

Balances at June 30, 2001    265,480    $    265     2,337,439    $  2,337    $   303,309    $(9,063,599)
                           =========    ========    ==========    ========    ===========    ===========

                                      (Unaudited)

                       THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES OF CONSOLIDATION

   In the opinion of management,  all  adjustments,  consisting only of normal  recurring adjustments  necessary  for a  fair  statement  of (a)  the  results  of  consolidated operations  for the three and nine  month  periods  ended  June 30,  2001 and June 30,
   2000,  (b) the  consolidated  financial  position at June 30, 2001 and  September  30,
   2000, (c) the  consolidated  statements of cash flows for the nine month periods ended
   June 30, 2001 and June 30, 2000,  and (d) the  consolidated  changes in  stockholders'
   equity  (deficit)  for the twelve month and nine month  periods  ended  September  30,
   2000 and June 30, 2001, respectively, have been made.

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

   Certain  reclassifications  have  been  made to the  balances  for the three and nine months ended June 30,  2000 to make them  comparable to those presented for the three and nine months ended June 30, 2001,  none of which  change the  previously  reported net income or total assets.

   In October 1999, we changed our fiscal year from December 31 to September 30.

   The  results  for the  three  and nine  month  periods  ended  June  30,  2001 are not necessarily indicative of the results for the entire fiscal year of 2001.

   Effective  January 1, 1999, the Company  changed its accounting  policy related to the recognition  of area director  marketing  agreement fees to one that  recognizes  such fees as revenue on a  straight-line  basis  over the term of the  agreement,  which is ten years.  Direct  expenses  attributable to the fees are classified as a prepaid and recognized  as an  expense  over the same ten year  term.  The effect of the change in fiscal  1999  resulted  in  the  deferral  of  $4,262,701  of net  revenue  previously recognized  in prior  years.  Included in income for the three and nine  months  ended
   June 30,  2001 and  2000,  was  $129,036  and  $387,108,  respectively,  of  amortized deferred net revenue  related to area director  marketing  agreement  fees  previously recognized prior to fiscal 1999.

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

   The Company is obligated to pay an opening  commission  to the area  director who sold the franchise at the time the  franchise  opens for business.  These  commissions  are expensed at the time the related  franchise  opens for business and are not accrued as a  liability  of the  Company  until  that  time.  At June 30,  2001,  there  were 842 domestic  franchises sold but not yet open with related opening  commissions  totaling
   $2,730,650 ($2,295,875 at September 30, 2000).

   In 1999,  the Company  commenced a program  called  Owner in Training  under which it provides  financial  assistance  to store  managers  interested  in owning  their own franchise.  The Company  provided  financial  guarantees to such persons for start-up capital  loans.  Under the  program,  the  Company  has  guaranteed  three such loans totaling  $565,000.  As of June 30, 2001,  there were no new  candidates  enrolled in this program.

   In April 2001,  the Company was notified that one such person,  for which a financial guarantee  of  $185,000  had been made in January  2000,  was past due on their March
   2001  payment.  The lender has not placed the note in default and is working with the franchisee  and the Company to find a new  franchisee.  The  Company  has  determined that the market  value of the store is in excess of the  outstanding  loan amount and therefore, no loss contingency has been recorded.

   In June 2001, the Quizno's  National  Marketing Fund Trust and the Quizno's  Regional
   Marketing  Fund Trust  (together  the  "marketing  funds")  entered into a $4,000,000 line of credit with Wells Fargo Bank West,  N.A.  which  matures on January 31, 2002.
   The  marketing  funds collect a fee of 1% and 3%,  respectively,  of gross sales from our  franchisees  and  deposit  the funds  into  advertising  funds  that are used to develop  advertising to attract  customers to the restaurants and to create awareness of the  Quizno's  brand image.  The Company has  guaranteed  this line of credit.  As of August 3, 2001, $2,800,000 had been drawn against this line of credit.

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
   All  amounts  previously  borrowed  under the line of credit  had been  repaid as of
   June 30, 2001.

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
   Included in  Amortization  of Deferred  Financing Costs for the three and nine months ended  June  30,  2001  was  $174,507  and  $386,542,  respectively,  related  to the amortization  of this cost.  The loan may be paid down to $7 million by September 12,
   2001, with no penalty and with a corresponding reduction in the percent of warrants.

   The Company  incurred and expensed  $2,283,381 of financing costs related to the LLCP loan.

   In  June  2001,  the  Company  entered  into a  definitive  merger  agreement  with a corporation  formed by Richard E.  Schaden  and  Richard F.  Schaden,  the  Company's
   majority shareholders.  Under the agreement,  the new corporation will merge with the
   Company,  and the shareholders of the Company (other than the Schadens and certain of their  affiliates)  will be entitled to receive  $8.50 per share in cash.  Completion of the merger is  subject to  approval  by  holders  of a majority  of the  Company's outstanding  common  stock and  receipt  of a  fairness  opinion  from the  financial advisor  retained by the Special  Committee of the Board of  Directors in  connection with the proposed  transaction.  The acquirer may  terminate the merger if there is a material  change in the  business of the  Company or the  transaction.  The  Schadens currently own approximately 67% of the Company's outstanding shares of common stock.

   The Company  expects to file definitive  proxy materials for the shareholder  meeting and to act on the merger proposal as soon as practical.

5. STORES HELD FOR RESALE AND STORE OPERATIONS

   At  September  30,  2000,  the Company had one store  classified  as a store held for resale.  In October  2000,  the  Company  reclassified  20 stores as held for resale.
   During the quarter ended  December 31, 2000, two stores were sold resulting in a gain on sale of $24,419.  Also,  during the quarter ended  December 31, 2000,  the Company incurred costs of $61,147 related to lease  settlements of stores closed.  During the quarter  ended March 31, 2001,  the Company sold twelve stores and recorded a loss of
   $63,440.  During the quarter  ended June 30,  2001,  the Company  sold two stores and leased the assets of three stores to  partnerships  formed during the quarter.  As of
   June 30, 2001, the Company had three stores  classified as held for resale (including one  partnership  store),  one of which  was sold in August  of 2001.  The  remaining stores held for resale are expected to be sold or closed in 2001.

   Included on the  consolidated  balance  sheets in property and  equipment  and assets held for resale and intangible  assets were the following  amounts  related to stores held for resale:

                                              June 30,    September 30,
                                                2001           2000
                                            -----------   ------------

    Property and equipment                   $  450,383    $  157,689
    Intangible assets                             3,194        41,172
                                             ----------    ----------
                                                453,577       198,861
    Accumulated depreciation and
       amortization                             (40,469)       (4,282)
    Reserve for impairment                     (187,774)           -
                                             ----------    ----------
    Net assets of stores held for resale     $  225,334    $  194,579
                                             ==========    ==========

   Included in the  consolidated  statement of operations under Company Store Operations were the following amounts related to stores held for resale and Company stores:

 Stores Held for Resale             Three Months Ended           Nine Months Ended
 ----------------------          ------------------------    --------------------------
                                  June 30,      June 30,       June 30,       June 30,
                                    2001          2000           2001           2000
                                 ----------    ----------    -----------    -----------
 Sales                           $  303,218    $       -     $ 2,762,189    $   103,153
                                 ----------    ----------    -----------    -----------
 Cost of sales                      (96,880)         (132)      (874,902)       (43,207)
 Costs of labor                     (89,831)         (500)      (756,808)       (41,075)
 Other store expenses              (212,511)      (57,399)    (1,640,760)      (174,645)
                                 ----------    ----------    -----------    -----------
    Store expenses                 (399,222)      (58,031)    (3,272,470)      (258,927)
                                 ----------    ----------    -----------    -----------
 Net loss from stores held
 for resale                      $  (96,004)   $  (58,031)   $  (510,281)   $  (155,774)
                                 ==========    ==========    ===========    ===========

 Company Stores *                  Three Months Ended            Nine Months Ended
 ----------------                ------------------------    --------------------------
                                  June 30,      June 30,       June 30,       June 30,
                                    2001          2000           2001           2000
                                 ----------    ----------    -----------    -----------
 Sales                           $2,014,022    $4,217,110    $ 7,910,756    $10,731,890
                                 ----------    ----------    -----------    -----------
 Cost of sales                     (522,602)   (1,240,188)    (2,166,818)    (3,126,835)
 Costs of labor                    (377,120)     (929,278)    (1,547,294)    (2,376,331)
 Other store expenses              (693,875)   (1,755,499)    (2,800,251)    (4,339,420)
                                 ----------    ----------    ------------   -----------
    Store expenses               (1,593,597)   (3,924,965)    (6,514,363)    (9,842,586)
                                 ----------    ----------    -----------    -----------
 Net income from Company         $  420,425    $  292,145    $ 1,396,393    $   889,304
  stores                         ==========    ==========    ===========    ===========

      *  Includes  Quizno's  stores  and  certain  non-Quizno's  operations  located at
Denver International Airport.

   The Company  reviews its long-lived  assets for impairment  whenever events or changes in  circumstances  indicate  that  the  carrying  amount  of  the  asset  may  not  be recovered.  At December 31, 2000, the Company  determined  that an impairment  related to its  carrying  value of its  assets  held for  resale  was  required  and  expensed
   $1,070,106.  During the nine  months  ended June 30,  2001,  the  Company  offset this impairment reserve $882,332 for losses related to the stores sold.

   Also,  during the quarter  ended  December 31, 2000,  the Company  determined  that an impairment  was required for certain  equipment  and inventory and expensed a total of
   $147,526.  During the quarter  ended June 30,  2001,  the Company  determined  that an impairment was required,  primarily for certain software assets,  and expensed a total of $276,135.

   During the quarter ended June 30, 2001,  we provided  certain  Company store  managers an  opportunity  to  participate  in the  profits  and losses of 18 company  stores by forming  partnerships  in  which  those  managers  have a 51%  interest.  The  Company entered into  franchise  agreements  with each  partnership  and leased the underlying furniture,  fixtures and  equipment for each store to the  partnerships  (although the
   Company  continues  to own the  furniture,  fixtures  and  equipment,  and  assumes an
   active  role,  along  with  our  partners,  in  the  store  operations).   Along  with
   distributions  from the  partnerships,  the Company now receives  lease rental fees on the  Company  store  assets and royalty  fees.  Included  in  continuing  fees for the quarter ended June 30, 2001, were royalties of $76,211 generated from these stores.

6. INVESTMENTS IN AREA DIRECTORSHIPS

   In the first  three  quarters  of  fiscal  2001,  the  Company  reacquired  four area director territories for $552,499, including related legal costs.

7. RELATED PARTY TRANSACTIONS

   At September 30, 2000, the Company had a note receivable  from the  Advertising  Fund of  $1,030,000.  During the nine months ended June 30,  2001,  the  Advertising  Fund repaid the outstanding principal balance along with accrued interest.

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
   release its  collateral  interest in the assets of eleven  Company-owned  stores.  In addition,  the Company  agreed to deposit into an escrow account  approximately  $1.1 million  until the later of July 31, 2001 or the month the minimum  ratio is met. The
   Company  expects to achieve  this by September  30, 2001 and have the escrowed  funds released.

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

10. RECENT DEVELOPMENTS

   In June 2001, the Company  entered into an agreement with a Canadian  company that is the  Company's  master  franchisee  in  Canada  and its  principal  owner to  provide management  services and other  assistance  to the master  franchisee.  At this time, the Canadian  master  franchise  is  financially  distressed.  In  consideration  for these services,  the Company will be paid certain  management fees and will be issued
   20% of the  outstanding  capital  stock of the master  franchisee  on a fully diluted basis.  The  Company  will  also  be  reimbursed  for the  costs  of  certain  of our services.  In August 2001, the principal  owner of the master  franchisee granted the
   Company,  subject to certain  conditions,  a series of options to purchase from it up to an additional 31% of the outstanding  capital stock of the master  franchisee on a fully diluted basis at a cost  determined  by various  valuation  methods that depend upon when the  options are  exercised.  This last option in the series will expire on
   December 31, 2003.  As of June 30, 2001, there were 122 restaurants in Canada.

   During the quarter  ended June 30, 2001,  the Company  incurred  $162,502 of expenses related to the start-up of this venture.

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

For the nine months ended June 30, 2001, we incurred a loss before  preferred  dividends of $1,084,867,  composed of income from franchise operations of $6,798,578,  income from
Company owned store and partnership  store  operations of $947,391 and less other income and expense and taxes totaling  $(8,830,836).  In the comparable  period of fiscal 2000, we earned a profit  before  preferred  dividends  of  $954,971,  composed of income from franchise  operations  of  $3,958,512,  income from Company  owned store  operations  of
$733,530, and less other income and expense and taxes totaling $(3,737,071).

The  following  chart  reflects our revenue  growth by source and number of  restaurants for the three and nine month periods of fiscal 2001 compared to the  comparable  periods of fiscal 2000:

                              Three Months Ended               Nine Months Ended
     ($ in thousands)              June 30,            %            June 30,             %
                             --------------------             --------------------
                               2001        2000     Change      2001        2000     Change
                             --------    --------   -------   --------    --------   -------
Continuing fees              $  8,011    $  4,888       64%   $ 20,572    $ 12,396       66%
Initial franchise fees          1,603       1,443       11%      4,856       4,365       11%
Area director and master
 franchise fees                   434         335       29%        819         967      (15)%
Other                             447         263       70%      1,192         812       47%
Interest                          168         128       32%        554         394       41%
                                  ---    --------   ------    --------    --------   ------
Total franchise revenue        10,663       7,057       51%     27,993      18,934       48%
Sales by Company owned
 stores                         2,014       4,217      (52)%     7,911      10,732      (26)%
Sales by Stores held for
 resale                           303          -       100%      2,762         103    2,578%
                             --------    --------   ------    --------    --------   ------
Total Revenue                $ 12,980    $ 11,274       15%   $ 38,666    $ 29,769       30%
                             ========    ========   ======    ========    ========   ======

Earnings before interest
expense, income taxes,
depreciation and
amortization and preferred
stock dividends (EBITDA)     $  2,614    $  1,542       69%   $  2,989    $  4,268      (30)%
                             ========    ========   ======    ========    ========   ======

                                  Three Months Ended June 30,       Nine Months Ended June 30,
                                  ---------------------------      ---------------------------
                                     2001            2000            2001             2000
                                   --------        --------        ---------        ---------

Restaurants open, beginning           1,159             792              972              634
New restaurants opened                   92              94              303              282
Restaurants reopened                      4               3                9                4
Restaurants closed, to reopen            (9)             (1)             (19)              (4)
Restaurants closed, Quizno's (3)         (5)             (5)             (21)             (31)
Restaurants closed, Bains                -               -                (3)              (2)
                                   --------        --------        ---------        ---------

Restaurants open, end                 1,241             883            1,241              883
                                   ========        ========        =========        =========

Franchises sold, domestic               185             130              445              314
Franchises sold, international           13              12               21               49
                                   --------        --------        ---------        ---------

Total sold                              198             142              466              363
                                   ========        ========        =========        =========

Initial franchise fees           $3.5 million    $2.2 million    $8.2 million     $5.4 million
collected
Systemwide sales, domestic      $106.9 million   $72.0 million  $280.3 million   $190.3 million

Avg. unit volume, domestic (1)     $389,000        $365,000               -                -
Same store sales, domestic (2)      Up 0.6%         Up 9.2%          Up 4.2%          Up 7.7%

1)    Average  unit volume is for the twelve  months  ended  December 31, 2000 and 1999.
   Average unit volume excludes  restaurants  located in airports,  convenience  stores and gas  stations  and includes  only  restaurants  open at least one year under the same ownership that are currently not in default.
2)    Same store  sales are based on 574  stores  open  since the  beginning  of January
   2000.  Stores that  transferred  ownership  during this period or are in  substantial default of the franchise  agreement  are  excluded.  Because we are and will continue to be in an aggressive  growth mode over the next few years,  it is anticipated  that same store sales will  fluctuate  as units are  included  from more start up markets.
   Excludes non-traditional units located in convenience stores and gas stations.
3)    Four of the five  Quizno's  closed in the  quarter  ended June 30, 2000 and two of
   the  five   Quizno's   closed   during  the  quarter   ended  June  30,  2001,   were
   non-traditional  locations.  For the nine months  ended June 30,  2000,  21 of the 31
   Quizno's closed were  non-traditional  locations.  For the nine months ended June 30,
   2001, 6 of the 21 Quizno's  closed were  non-traditional  locations.  Non-traditional locations are convenience and gas units,  hospitals,  colleges,  food courts, etc. We have changed our site criteria to approve such locations  only when the  demographics and unit economics for any such proposed unit are well above average.

Results of Operations

Comparison of the first three  quarters of fiscal 2001 with the first three  quarters of fiscal 2000 and the third quarter of fiscal 2001 with the third quarter of fiscal 2000

Franchise  revenue  increased  51% in the  third  quarter  of 2001 to  $10,662,411  from
$7,056,796 in the  comparable  quarter last fiscal year. In the first three  quarters of fiscal 2001,  franchise  revenue  increased 48% to  $27,992,995  from  $18,933,891  last year.  Total  revenue  increased 15% in the third  quarter of 2001 to  $12,979,651  from
$11,273,906  in the  comparable  quarter last fiscal year.  For the first three quarters of fiscal 2001, total revenue increased 30% to $38,665,940 from $29,768,934 last year.

Continuing  fees  increased  64% in  the  third  quarter  of  2001  to  $8,010,904  from
$4,887,736  in the third  quarter of 2000.  In the first three  quarters of fiscal 2001,
continuing  fees  increased  66%  to  $20,571,522   from  $12,396,289  in  fiscal  2000.
Continuing fees are comprised of royalties, licensing fees and distribution fees.

Royalty fees are a percentage  of each  franchisee's  sales paid to us and will increase as new franchises  open, as the average  royalty  percentage  increases,  and as average unit sales  increase.  At June 30, 2001 there were 1,236  franchises  open,  as compared to 849 at June 30,  2000.  The  royalty  was 5% for  agreements  entered  into  prior to
February 11, 1995,  6% for  agreements  entered into from February 11, 1995 to March 31,
1998,  and 7% for all  franchise  agreements  entered  into after  March 31,  1998.  The royalty for Quizno's  Express units is 8%. The royalty paid to us by master  franchisees on  international  units is generally  2.1%. We have no immediate  plans to increase the royalty rate.

Royalty  fees  were  $6,808,033  for the  third  quarter  of  fiscal  2001  compared  to
$4,181,260  for the same  period  last year,  an  increase  of 63%.  For the first three quarters of fiscal 2001,  royalty fees were $17,481,495  compared to $10,475,293 for the same period last fiscal year, an increase of 67%.

Licensing  fees are fees generated  through the licensing of the Quizno's  trademark for use by others,  which includes fees received from product  companies to sell proprietary products  to our  restaurant  system.  Licensing  fees were $0 in the third  quarter  of fiscal 2001 and  $706,476 in the  comparable  fiscal 2000  quarter.  For the first three quarters  of  fiscal  2001,  licensing  fees  were  $1,051,130  and  $1,920,996  in  the comparable  fisca1  2000  period.  Included  in  the  fiscal  2000  first  quarter  were
$200,000 of  non-recurring  licensing fees from Coca Cola Company related to a licensing agreement signed in April 1999.

In fiscal 2001, we began  negotiating  terms and prices directly with the  manufacturers of our food  products.  We formed a new  subsidiary,  American Food  Distributors,  Inc.
("AFD"),  began  purchasing  such  products and, in turn,  selling these  products to an unaffiliated  national  distribution  company who supplies our  restaurants.  We believe this will  give us  better  control  over our  sources  of  proprietary  products.  As a result,  licensing  fee revenue has been  replaced by  distribution  fees.  Distribution fees were  $1,202,871 in the third quarter of fiscal 2001 and  $2,038,897 for the second and third quarters of fiscal 2001.

Initial  franchise  fees increased 11% in the third quarter of fiscal 2001 to $1,602,834 from  $1,443,236 in the same fiscal  quarter last year.  For the first three quarters of fiscal 2001,  initial  franchise fees increased 11% to $4,856,307 from $4,365,343 in the same  period  last  fiscal  year.  Initial  franchise  fees are  one-time  fees  paid by franchisees  at the time the  franchise is  purchased.  Initial  franchise  fees are not recognized  as income until the period in which all of our  obligations  relating to the sale have been  substantially  performed,  which  generally  occurs  when the  franchise opens.  Our  share of  initial  franchise  fees sold by  foreign  master  franchises  is recognized  when  received.  In the first three  quarters of fiscal 2001,  we opened 303 franchises,  including  28  international  restaurants,  as compared  to 282  franchises opened,  including 37  international  restaurants,  in the same period last fiscal year.
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

Domestic  initial  franchise  fees  collected  by us are  recorded as  deferred  initial franchise fees until the related  franchise opens.  Deferred  initial  franchise fees at
June 30, 2001 were  $13,979,606  and represent 842 domestic  franchises sold but not yet in  operation,  compared  to  $8,930,151  at June 30,  2000  representing  567  domestic franchises  sold but not open.  Direct costs  related to the franchise  sale,  primarily sales  commissions paid to area directors,  are deferred on our books and recorded as an expense at the same time as the  related  initial  franchise  fee is recorded as income.
Deferred  costs paid with respect to initial  franchise  fees  deferred at June 30, 2001 were  $2,309,450.  Approximately  50% of all initial  franchisee fees received by us for franchise  purchases in area director  markets are paid to area  directors for sales and opening commissions.

Area  director and master  franchise  fees were  $433,428 in the third quarter of fiscal
2001 and $335,306 in the same fiscal  quarter last year. In the first three  quarters of fiscal 2001,  area director and master  franchise fees were $819,111 and $967,028 in the same period last year. Revenue from domestic area director  marketing  agreement fees is recognized  on a  straight-line  basis  over  the  term of the  agreement,  which is ten years.  Commissions  paid to the area  director  upon the inception of the agreement are classified as a prepaid and recognized as an expense over the same ten year term.

Deferred  domestic  area  fees  are  one-time  fees  paid  to us for the  right  to sell franchises on our behalf in a  designated,  non-exclusive  area.  Domestic area director fees  recognized  were  $183,428 in the third quarter of fiscal 2001 and $175,306 in the comparable  fiscal 2000 quarter.  In the first three  quarters of fiscal 2001,  domestic area director fees recognized  were $539,111 and $497,028 in the comparable  fiscal 2000 period.

The fee for U.S.  areas was $.03 per person in the  designated  area  through June 1996,
$.035 from July 1996 through  December  1996,  $.05 from  January 1997 through  December
1997,  $.06 from January 1998 through  February  1998,  and $.07 since March 1, 1998. In addition,  each area  director  is required  to pay a training  fee of  $10,000.  In the first three  quarters  of fiscal  2001,  we sold four area  directorships  for  $501,493 compared to 6 sold in the first three  quarters  of fiscal  2000 for  $292,400.  At June
30,  2001,  we  had  a  total  of  61  area  directors  who  owned  areas   encompassing
approximately 65% of the population of the United States.

International  master  franchise fees are one-time fees paid to us for the right to sell franchises in a  designated,  exclusive,  international  market.  The master  franchisee assumes all of our obligations  and duties under the agreement.  We recognize these fees when the agreement is signed.  International  master franchise fees were $250,000 in the third quarter of fiscal 2001 and $160,000 in the third  quarter of fiscal 2000.  For the first three quarters of fiscal 2001,  international  master  franchise  fees  recognized were $280,000 and $470,000 in the comparable fiscal 2000 period.

In  the  first  quarter  of  fiscal  2000,  we  sold  the  master  franchise  rights  to
Switzerland  for  $300,000.  A  total  of  $20,000  of the fee was  deferred  until  our training  obligation is completed.  We also  recognized  $30,000 of previously  deferred
international   master  franchise  fees  in  the  second  quarter  as  we  substantially completed  our  training  obligations  under the  agreements.  In the third  quarter  of fiscal  2000,  we sold the master  franchise  rights to Iceland and  Mexico,  Venezuela,
Peru,  Dominican  Republic and certain other Caribbean  islands for a total of $180,000, of which  $20,000 of these fees was  deferred.  In the third  quarter of fiscal 2001, we sold the master  franchise rights for South Korea for $250,000.  Also,  during the three quarters ended June 30, 2001, we recognized  $30,000 of  international  master franchise fees related to previously  deferred  international  master  franchise  fees for Iceland and the United  Kingdom as we  substantially  completed our training  obligations  under the agreement.

We offer domestic area director and master franchise  applicants  financing for the area fee. The amount  financed is required to be paid to us in  installments  over five years at interest  rates between 6% and 15%. The  promissory  notes are  personally  signed by the  area  director  and,  depending  on the  personal  financial  strength  of the area
director,   secured  by  collateral   unrelated  to  the  area  directorship.   We  also
periodically  offer payment plans to international  master  franchisee  applicants.  The five domestic and  international  areas sold in the first three  quarters of fiscal 2001 used this financing for $293,693,  representing  39% of the total domestic area director fees and  international  master  franchise  fees received or financed in fiscal 2001. Of the nine  domestic and  international  areas sold in the first three  quarters of fiscal
2000,  three used this  financing for $296,357,  representing  38% of the total domestic area  director  fees and  international  master  franchise  fees received or financed in fiscal 2000.

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

Other  revenue  increased  by 70% in the third  quarter of fiscal 2001 to $447,007  from
$262,651 in the third  quarter of fiscal  2000.  For the first three  quarters of fiscal
2001,  other  revenue  increased by 47% to $1,192,105  from  $811,272 in the  comparable fiscal 2000 period.  Other revenue is primarily amounts paid by equipment  suppliers for design and  construction,  franchise  transfer  fees and net  bookkeeping  fees  charged franchisees that utilize our designated  bookkeeping services provider.  Amounts paid by equipment  suppliers  were  $189,513  in the third  quarter of fiscal  2001  compared to
$127,500 in the third  quarter of fiscal  2000.  For the first three  quarters of fiscal
2001,  amounts paid by equipment  suppliers  were  $520,013  compared to $475,658 in the first  three  quarters  of  fiscal  2000.  This  amount  will  vary  based on new  store openings.  Franchise  transfer  fees  increased  in the third  quarter of fiscal 2001 to
$150,000  from  $80,000  in the third  quarter  of  fiscal  2000.  For the  first  three quarters of fiscal 2001,  franchise  transfer fees were $331,000 compared to $172,500 in the first three quarters of fiscal 2000.  Since 1995, our franchise  agreement  requires all new franchisees to utilize our bookkeeping  services,  or a firm designated by us to provide bookkeeping services,  for their first 12 months of operations.  Net bookkeeping fees were $26,266 in the third  quarter of fiscal 2001  compared to $32,394 in the third quarter of fiscal 2000.  For the first three  quarters of fiscal 2001,  net  bookkeeping fees were  $104,558  compared  to $86,764 in the first three  quarters  of fiscal  2000.
Bookkeeping  fees are paid by the  franchisee to the Company and then remitted on to the bookkeeping  service  designated  by the  Company.  These  fees  represent  the  amounts retained by the Company to administer the  bookkeeping  function.  Included in the first three  quarters  of fiscal 2001 was $75,036 of fees  received  from a vendor  related to our inventorying of equipment packages received at new stores.

Sales and  royalty  commissions  expense  increased  29% in the third  quarter of fiscal
2001 to $2,686,002  (32% of royalty and initial  franchise fee revenue) from  $2,080,141
(37% of royalty and  initial  franchise  fee  revenue) in the  comparable  quarter  last fiscal year. For the first three  quarters of fiscal 2001 sales and royalty  commissions expense  increased 30% to $7,451,502 (33% of royalty and initial  franchise fee revenue)
from  $5,720,677  (39% of royalty and initial  franchise fee revenue) in the  comparable period  last  fiscal  year.  Sales  and  royalty  commissions  are  amounts  paid to our domestic  area  directors,  commissions  paid to other sales agents and  employees,  and costs related to sales promotions and incentives.  Sales and royalty  commission expense declined in 2001 as a  percentage  of royalty and initial  franchise  fee revenue due to the  repurchase  and  reacquisition  of certain area  directorships.  Our domestic  area directors  receive  commissions  equal to 50% of the initial  franchise  fees and 40% of royalties  received  by us from  franchises  sold,  opened,  and  operating  in the area director's territory.  In exchange for these payments,  the area director is required to market and sell  franchises,  provide  location  selection  assistance,  provide opening assistance to new  franchisees,  and perform  monthly  quality  control  reviews at each franchise open in the area director's territory.

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

General and  administrative  expenses  increased  42% to $5,101,499 in the third quarter of fiscal 2001 from  $3,600,333  in the  comparable  quarter last fiscal  year.  For the first three quarters of fiscal 2001, general and  administrative  expenses increased 48%
to  $13,742,915  from  $9,254,702  in the first  three  quarters  of fiscal  2000.  As a percent of franchise revenue,  general and  administrative  expenses have decreased from
51% in the third  quarter of fiscal 2000 to 48% in the third  quarter of fiscal 2001. As a percent of franchise revenue,  general and  administrative  expenses have remained the
same  at  49%  for  the  three  quarters   ending  June  30,  2000  and  2001.   General
administrative  expenses  include all of our operating  costs.  The increase in costs is primarily  due to the addition of employees  and systems to service the rapidly  growing network of our  franchisees  and area  directors.  In  addition,  the  increase  for the first three quarters of fiscal 2001 includes certain  non-recurring  expenses related to the completion of certain  information  technology  initiatives along with calendar year bonuses accrued as of December 31,  2000.  Although general and administrative  expenses will  likely  continue  to  increase  as we grow,  we  expect  the rate of  increase  to decline.

Company owned store  operations  (excluding  stores held for resale) earned  $420,425 on sales of  $2,014,022  in the third  quarter of fiscal 2001 compared to $292,145 on sales of $4,217,110 in the  comparable  quarter last fiscal year. For the first three quarters of fiscal 2001,  Company owned stores earned $1,396,393 on sales of $7,910,756  compared to $889,304 on sales of $10,731,890  in the first three quarters of fiscal 2000.  During the first three  quarters of fiscal 2001, we operated  stores for a total of 122.4 store operating  months,  compared to 280.5 store operating months in the first three quarters of fiscal 2000.  Sales per store month  increased 69% in 2001 to $64,630 from $38,260 in
2000  primarily due to the  acquisition of  restaurants  and other  operations at Denver
International  Airport in November  1999.  During the quarter  ended June 30,  2001,  we provided  certain  Company store  managers an  opportunity to participate in the profits and losses of 18 company stores by forming  partnerships  in which those managers have a
51% interest.  We entered into franchise  agreements  with each  partnership  and leased the  underlying  furniture,  fixtures and equipment  for each store to the  partnerships
(although  we continue to own the  furniture,  fixtures  and  equipment,  and assumes an
active  role,  along  with  our  partners,   in  the  store   operations).   Along  with
distributions  from the  partnerships,  we now receive  lease rental fees on the Company store assets and royalty fees.  Included in  continuing  fees for the quarter ended June
30, 2001,  were  royalties of $76,211  generated  from these  eighteen  stores (three of these stores were  previously  classified as stores held for resale).  Also,  during the quarter ended June 30,  2001, we received $61,279 of  distributions  and lease fees from these  stores.  At June 30,  2001,  we had 3 operating  Company  stores,  including  the
Cowboy Bar at Denver International Airport (35 at June 30, 2000).

Stores held for resale  lost  $96,004,  on sales of  $303,218,  in the third  quarter of fiscal  2001compared  to a loss of $58,031 on sales of $0 in the third quarter of fiscal
2000.  For the first  three  quarters  of  fiscal  2001,  stores  held for  resale  lost
$510,281 on sales of  $2,762,189  compared to a loss of $155,774 on sales of $103,153 in the first three  quarters of fiscal 2000.  At September  30, 2000, we operated one store held for resale.  In October 2000, we reclassified 20 stores as held for resale.  In the comparable  period of fiscal  2000 we operated  two stores  held for resale.  During the first three  quarters of fiscal  2001,  we sold 16 stores held for resale and leased the assets of three stores to partnerships  formed during the quarter.  At June 30, 2001, we had three stores  classified as held for resale  (including one partnership  store),  of which one store was sold in August  2001.  The  remaining  stores  held for  resale  are expected to be sold or closed in 2001.

New company  start-up  costs were  $289,878 in the first  quarter of fiscal 2001.  These costs  relate to the  start-up of AFD, a  subsidiary  of ours that  purchases  and sells food products.  These costs were  primarily  consulting  costs to set-up  administrative and accounting  systems and to finalize the  distribution  contracts.  In June 2001, the
Company  entered  into  an  agreement  with  a  Canadian  company  that  is  our  master franchisee in Canada and its principal  owner to provide  management  services and other assistance to the master  franchisee.  At this time,  the Canadian  master  franchise is financially  distressed.  During the quarter ended June 30, 2001,  the Company  incurred
$162,502  of  expenses,  primarily  legal  and  administrative  costs,  related  to  the start-up of this venture.

Impairment  of  long-lived  assets was  $1,217,632  in the first quarter of fiscal 2001.
During the first  quarter of fiscal 2001, we  determined  that an impairment  related to our carrying  value of our assets held for resale was required and expensed  $1,070,106.
Also,  during the first  quarter,  we  determined  that an  impairment  was required for certain  equipment  and  inventory  and we  expensed  a total of  $147,526.  During  the quarter ended June 30, 2001,  the Company  determined  that an impairment  was required, primarily for certain software assets, and expensed a total of $276,135.

Financing  costs  were  $7,916  and  $2,283,381  in the third  quarter  and first  three quarters  of  fiscal  2001,  respectively.  In  December  2000,  we  closed on a loan of
$13,862,260 with Levine Leichtman  Capital Partners II, L.P.  ("LLCP").  The proceeds of the loan  were  used to  prepay  interest  on the loan  for one  year in the  amount  of
$1,862,260  and to  repurchase  shares and pay costs  associated  with the tender offer.
The financing  costs were primarily  legal,  consulting and closing costs related to the
LLCP loan.

Loss on sale of Company  stores was $4,409 and  $104,576 in the third  quarter and first three  quarters of fiscal  2001,  respectively.  During the quarter  ended  December 31,
2000,  two stores were sold  resulting  in a gain on sale of $24,419.  Also,  during the first  quarter,  we incurred  costs of $61,147  related to lease  settlements  of stores closed.  During the quarter  ended March 31, 2001, we sold twelve stores held for resale and  recorded a loss of $63,439.  During the quarter  ended June 30,  2001,  we incurred
$4,409 of costs  related to stores closed in a prior  quarter.  The fiscal 2000 loss was
$43,595 resulting from the December 1999 sale of one store held for resale.

Provision  for bad debts was $75,116 in the third  quarter of fiscal 2001 and $33,817 in the  comparable  quarter last fiscal year.  For the first three  quarters of fiscal 2001 the  provision  for bad debts was $215,438  and $247,302 in the first three  quarters of fiscal  2000.  As of June  30,  2001,  we had an  allowance  for  doubtful  accounts  of
$398,420 that we believe is adequate for future losses.

Depreciation  and  amortization  was  $543,206  in the third  quarter of fiscal 2001 and
$514,417 in the  comparable  quarter last fiscal year.  For the first three  quarters of fiscal 2001,  depreciation  and  amortization was $1,657,200 and $1,380,425 in the first three  quarters of fiscal 2000.  The increase is primarily  due to the  acquisition  and development  of new  Company  owned  restaurants,  primarily  the  operations  at Denver
International   Airport,   and  the  repurchase  and   reacquisition  of  area  director
territories since December 31, 1999.

Amortization  of deferred  financing  costs was $288,885 in the third  quarter of fiscal
2001 and  $18,925 in the  comparable  quarter  last  fiscal  year.  For the first  three quarters of fiscal  2001,  amortization  of deferred  financing  costs was  $538,840 and
$56,611 in the first three  quarters of fiscal  2000.  The increase is  attributable  to
the  amortization  of  the  deferred   financing  costs  associated  with  the  loan  of
$13,862,260  from Levine  Leichtman  Capital  Partners II, L.P. in the first  quarter of fiscal  2001.  For the  quarter  and the  first  three  quarters  of fiscal  2001,  this amortization totaled $174,507 and $386,542, respectively.

Interest  expense was  $922,820 in the third  quarter of fiscal 2001 and $467,658 in the comparable  quarter  last  fiscal  year.  For the first three  quarters of fiscal  2001, interest  expense was  $2,515,205  and  $1,392,960 in the first three quarters of fiscal
2000. The increase is primarily  attributable  to the increase in  outstanding  debt. On
January  26,  2000,  we closed on a loan in the  amount of  $3,180,000  from GE  Capital
Business  Asset  Funding.  The loan  bears  interest  at 9.53% and is  payable  in equal monthly  installment of $52,023 for 5 years.  Also, on December 12, 2000, we closed on a loan of  $13,862,260  with LLCP.  The proceeds of the loan were used to prepay  interest on the loan for one year in the amount of $1,862,260  and to  repurchase  shares and pay costs  associated  with our tender offer.  The promissory note bears interest at 13.25%, interest only payable monthly, and is due in full in October 2005.

Other  expense  was  $120,193  in the third  quarter of fiscal  2001 and  $34,505 in the comparable  quarter last fiscal year.  For the first three quarters  fiscal 2001,  other expense  was  $207,194  and  $132,721 in the first three  quarters of fiscal  2000.  The fiscal 2001 expense was primarily  pre-opening related costs,  one-time project proposal costs  and a sales  and use tax  assessment.  The  fiscal  2000  expense  was  primarily acquisition-related costs.

Income tax  (provision)  benefit  was a provision  of  $317,989 in the third  quarter of fiscal 2001 and a provision of $180,912 in the  comparable  quarter of fiscal 2000.  For the first three  quarters of fiscal 2001,  the income tax benefit was $637,145  compared to an income tax provision of $483,457 in the first three  quarters of fiscal 2000.  Our taxable  income has  historically  exceeded our book income  primarily  because  initial franchise  fees we receive are taxable  income in the year  received and are book income in the year the  franchise  opens.  Consequently,  we will not pay income  taxes on this income when it is recognized for financial reporting  purposes.  In the first quarter of fiscal 1999,  we used all of our tax net  operating  loss  carryforwards  and incurred a tax  liability.  Accordingly,  we reduced the amount  recorded as an  impairment  of our deferred  tax asset in prior  years and  recorded  the tax  benefit  of prior  years net operating  losses.  Subsequent to December 31, 1998,  our provision for income taxes was recorded at 37%.

Liquidity and Capital Resources

Net cash provided by operating  activities  was  $8,650,045 in the first three  quarters of fiscal 2001  compared to cash  provided by operating  activities of $2,529,227 in the first  three  quarters  of  fiscal  2000.  The  fiscal  2001  amount of  $8,650,045  was primarily due to an increase in deferred  initial  franchise  fees of $3,873,155  and an increase in accounts  payable and accrued  liabilities  of $5,352,422.  These  increases were partially  offset by a decrease in cash flow of $1,007,528  related to income taxes payable and a decrease in cash flow of $2,936,082  related to accounts  receivable.  The increase  in cash flow from  operations  associated  with  accounts  payable and accrued liabilities and the decrease  associated  with accounts  receivable was due primarily to our AFD  operations  and the favorable  payment terms  negotiated  with the company that purchases proprietary products from us and resells those products to our franchisees.

Net cash used in investing  activities  was  $1,268,652  in the first three  quarters of fiscal 2001 compared to cash used in investing  activities of  $14,714,607  in the first three  quarters of fiscal 2000.  The fiscal 2001 amount of $1,268,652  was primarily due to an increase in short-term  investments  and  restricted  cash of  $1,227,728  and the purchase of  property  and  equipment  and area  director  territories  for  $2,267,202, partially  offset by the  proceeds  of  $1,442,261  from the sale of Company  stores and
principle  payments  received  on  notes  receivable,   net  of  new  notes  issued,  of
$1,368,274.

Net cash used in financing  activities  was  $1,149,049  in the first three  quarters of fiscal 2001 compared to cash  provided by financing  activities  of  $12,224,104  in the first  three  quarters  of  fiscal  2000.  The  fiscal  2001  amount of  $1,149,049  was primarily due to the payment of $9,981,427  related to the  repurchase of 779,055 shares of Common Stock  tendered in fiscal 2001 and the  principle  payments of  $3,026,473  on long term  obligations,  partially  offset by the loan proceeds of $12,000,000  received from LLCP.

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
in exchange for stock and a  promissory note.  As of June 30,  2001,  11 leases had been executed  under  this  program  and  one  other  lease  guaranteed.  The  franchisee has defaulted  on  the  rents  due  on  two  of  these  locations,  for which we do not have replacement  franchisees.  We  expect  to  negotiate buyouts of these leases between the landlords,  the franchisees and, possibly,  us. Our share of any such buyout is expected to be immaterial.

On December  22, 1999 we closed on a line of credit loan and were funded  $3,350,000  by
Merrill Lynch Business  Financial  Services,  Inc. The loan bears interest at the 30-day
Dealer  Commercial  Paper Rate plus 2.5%  (equal to 9.15% at  November  30,  2000).  The maximum  amount of the line of credit  loan is  $3,350,000,  which  maximum  is  reduced monthly  based on a  seven-year  amortization.  The line of credit  loan is secured by a first  security  interest in our aircraft.  All amounts  previously  borrowed  under the line of credit had been repaid as of June 30, 2001.

At  September  30,  2000,  we  had a  note  receivable  from  the  Advertising  Fund  of
$1,030,000.  During the nine months ended June 30,  2001,  the  Advertising  Fund repaid the outstanding principal balance along with accrued interest.

In June 2001,  the Quizno's  National  Marketing  Fund Trust and the  Quizno's  Regional
Marketing Fund Trust  (together the "marketing  funds")  entered into a $4,000,000  line of credit with Wells  Fargo Bank West,  N.A.  which  matures on January  31,  2002.  The marketing  funds  collect  a fee of 1% and 3%,  respectively,  of gross  sales  from our franchisees  and  deposits  the funds  into  advertising  funds that are used to develop advertising  to attract  customers  to the  restaurants  and to create  awareness of the
Quizno's  brand image.  We have  guaranteed  this line of credit.  As of August 3, 2001,
$2,800,000 had been drawn against this line of credit.

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

As of June 30,  2001,  779,055  shares of Common  Stock  had been  tendered  for a total purchase  price of $6,232,440.  Direct costs related to the tender  totaled  $4,068,567, which  included  payment  for the  repurchase  of  531,850  stock  options  and  415,056 warrants.

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
Included in Amortization of Deferred  Financing Costs for the  quarter  and nine  months
ended   March 31,  2001  was  $174,507  and  $386,542,  respectively,  related  to   the
amortization  of this cost.  The  loan  may  be paid down to $7 million by September  12,
2001,  with no penalty and with a corresponding reduction in the percent of warrants.

The Company  incurred and expensed  $2,283,381  of financing  costs  related to the LLCP loan.

In June 2001, we entered into a definitive  merger  agreement with a corporation  formed by Richard E.  Schaden and Richard F.  Schaden,  our  majority  shareholders.  Under the agreement,  the new corporation  will merge with us, and the shareholders of the Company
(other than the  Schadens and certain of their  affiliates)  will be entitled to receive
$8.50 per share in cash.  Completion  of the merger is subject  to  approval  by holders of a majority of our  outstanding  common  stock and receipt of a fairness  opinion from the  financial  advisor  retained by the Special  Committee of the Board of Directors in
connection  with the proposed  transaction.  The acquirer  may  terminate  the merger if there is a  material  change in the  business  of the  Company or the  transaction.  The
Schadens currently own approximately 67% of our outstanding shares of common stock.

We expect to file definitive  proxy materials for the shareholder  meeting and to act on the merger proposal as soon as practical.

At September  30, 2000,  we had one store  reclassified  as a store held for resale.  In
October 2000,  we  reclassified  20 stores as held for resale.  During the quarter ended
December 31, 2000,  two stores were sold  resulting in a gain on sale of $24,419.  Also, during the quarter  ended  December 31, 2000,  we incurred  costs of $61,147  related to lease  settlements of stores closed.  During the quarter ended  March 31,  2001, we sold twelve  stores held for resale and recorded a loss of $63,439.  During the quarter ended
June  30,  2001,  we  sold  two  stores  and  leased  the  assets  of  three  stores  to partnerships  formed  during  the  quarter.  As of June 30,  2001,  we had three  stores classified as held for resale (including one partnership  store),  one of which was sold in August of 2001.  The  remaining  stores  held for resale are  expected  to be sold or closed in 2001.

We  review  our  long-lived  assets  for  impairment   whenever  events  or  changes  in
circumstances  indicate that the carrying  amount of the asset may not be recovered.  At
December 31, 2000, we determined  that an  impairment  related to our carrying  value of our assets held for resale was  required  and  expensed  $1,070,106.  During the quarter ended June 30, 2001, the Company  determined that an impairment was required,  primarily for certain software assets, and expensed a total of $276,135.

In  the  first  three  quarters  of  fiscal  2001,  we  reacquired  four  area  director territories for $552,499, inclusive of legal and other related costs.

In 1999,  we  entered  into  loan  agreements  with  AMRESCO  Commercial  Finance,  Inc.
("AMRESCO"),  in which  AMRESCO  loaned us $14  million.  The loan  agreements  provide, among other things, that if we wish to secure additional  indebtedness,  we may do so as long as,  after  giving  effect to such new  indebtedness,  we meet a minimum  financial ratio.

AMRESCO  took  the  position  that  the  LLCP  indebtedness  (see  Note  4 of  Notes  to
Consolidated  Financial  Statements)  would cause us to not achieve the required minimum ratio.  We, and our outside  financial  advisors,  had previously  calculated the effect of the LLCP  financing and concluded  that we would exceed the required  minimum  ratio, and responded accordingly to AMRESCO.

In February  2001,  we agreed to resolve the dispute  with  AMRESCO in exchange  for our prepayment of principle of  approximately  $1,518,000 and a payment of a  non-refundable credit enhancement of approximately  $169,000.  AMRESCO agreed to release its collateral interest  in the  assets of  eleven  Company-owned  stores.  In  addition,  we agreed to deposit into an escrow  account  approximately  $1.1 million until the later of July 31,
2001 or the month the minimum  ratio is met. We expect to achieve this by September  30,
2001 and have the escrowed funds released.

In June 2001,  we entered into an agreement  with a Canadian  company that is our master franchisee in Canada and its principal  owner to provide  management  services and other assistance to the master  franchisee.  At this time,  the Canadian  master  franchise is financially  distressed.  In consideration  for these services,  we will be paid certain management  fees and will be issued 20% of the  outstanding  capital stock of the master franchisee  on a fully  diluted  basis.  We will  also be  reimbursed  for the  costs of certain of our services.  In August 2001, the principal  owner of the master  franchisee granted us,  subject to certain  conditions,  a series of options to purchase from it up to an additional  31% of the  outstanding  capital  stock of the master  franchisee on a fully diluted basis at a cost determined by various  valuation  methods that depend upon when the  options  are  exercised.  This  last  option  in the  series  will  expire  on
December 31, 2003.  As of June 30, 2001, there were 122 restaurants in Canada.

At June 30,  2001,  we had no material  commitments  for capital  expenditures.  Capital expenditures  for the first three  quarters of fiscal 2001 are  primarily  Company store
remodels  and  upgrades,   office,  computer  and  telephone  equipment,   and  computer
software.  These capital  expenditures  were funded with cash generated from operations.
As a  franchisor,  our  business is not capital  intensive.  We can continue to sell and open new franchised  units  without  any material additional  capital  expense.  Company owned  stores do  require  capital to  develop,  but we have no  commitments  to add new
Company stores.  Over both the short and long term we expect cash  flow from  operations to  continue  to  increase  as  new franchises are added.  Capital  expenditures will be limited to Company store upgrades and office and systems related  purchases.  We do  not anticipate  using  a  significant  amount  of cash  for  acquisitions  or area  director repurchases,  both of which are  discretionary  actions  and can be timed to occur  when cash and  financing are  available.  We will continue to use cash to service our debt to
Amresco, will also use cash to service the debt to LLCP  funded in December 2000 for the purpose of completing  the tender offer and merger,  and  will  use the  proceeds of the
LLCP loan to fund the merger.  Our liquidity and cash flow are expected to be sufficient to meet our  business  needs and to pay our debts over both the short and long term.

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
                              Quarter Ended June 30, 2001
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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K:

   Form 8-K, dated June 12, 2001  reporting in Item 5 that Brad A. Griffin,  a member of the Board of  Directors of the  Registrant,  has  resigned  from the Board  effective
   June 12, 2001.

   Form 8-K,  dated May 22, 2001  reporting in Item 5 that the Registrant has received a proposal  to  complete a  second-step  going  private  transaction  that  follows the
   Company's self- tender offer late last year.

   Form 8-K,  dated May 16,  2001  reporting  in Item 5 our  operating  results  for the second quarter of fiscal 2001.

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
August 20, 2001