Form 10KSB/A
period 2000-09-30
QUIZNOS CORP
filed 2001-10-22
CIK 915803

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

                        Commission File Number 000-23174

                            THE QUIZNO'S CORPORATION
           (Exact name of small business issuer as specified in its charter)
                 Colorado                                   84-1169286
      -------------------------------                -------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

            1415 Larimer Street
             Denver, Colorado                                  80202
      -------------------------------                -------------------------
     (Address of Principal Executive Offices)               (Zip Code)

                                 (720) 359-3300
                 -----------------------------------------------
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

      We  incorporated  in  Colorado  in January  1991 as DR,  Inc. We changed our name to The  Quizno's  Franchise  Corporation  in April  1991  and to The  Quizno's
Corporation  in  June  1995.  We  do  business  as  The  Quizno's  Corporation  and
Quizno's.  Our  principal  business  address  and  that of our  subsidiaries  named below  is 1415  Larimer  Street,  Denver,  Colorado  80202.  In  January  1991,  we
purchased  certain assets of Quizno's  America,  Inc.,  which had operated,  owned,
and  franchised  Quizno's  restaurants   (directly  and  through  predecessors  and
affiliates)  under the  QUIZNO'S  name since 1981.  We or our  affiliates  operate, and offer  franchises  to  individuals  or  entities  ("Franchisees")  to  operate, restaurants with carry-out  facilities  which sell submarine and other  sandwiches, salads,  other food products and beverages,  and related services  ("Restaurants").
As of November 30, 2000,  there were 1,026  Restaurants  in operation in the United
States and  internationally,  and  agreements  were in place for the  opening of an additional  695  franchised  restaurants  in the  United  States.  During  the last three years,  we have grown to become the third largest  submarine  sandwich  chain in the United States.

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
Venezuela,  Peru,  Dominican  Republic and other  Caribbean  Islands,  Taiwan,  and
Central America.  As of December 18, 2000,  there were 110 Quizno's  Restaurants in operation  in  Canada,  8 in Japan,  4 in  Australia,  6 in Central  America,  6 in
Puerto Rico, 1 in Guam, and 1 in Iceland.

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

      On November  13,  2000,  we  commenced a self  tender  offer to purchase  all outstanding  shares  of  our  common  stock,  except  for  shares  held  by  Messrs
Richard  E.  Schaden,  Mr.  Richard  F.  Schaden  and  Frederick  H.  Schaden  (the
"Schadens"),  at a price of $8 per share,  net in cash to the seller  (the  "Tender
Offer").  The  Tender  Offer  expired  at  midnight  Monday,   December  11,  2000.
Shareholders  tendered and we purchased  661,155 shares of our  outstanding  common
stock.  In  addition,   we  purchased   preferred   stock,   warrants  and  options
convertible  or  exchangeable  into  1,056,906  shares  of  our  common  stock.  In connection  with the Tender  Offer,  we closed a loan for $13.8 million with Levine
Leichtman  Capital  Partners II, L.P.  ("Levine").  After the Tender  Offer,  as of
December  18,  2000,   we  had   2,346,766   shares  of  common  stock  issued  and
outstanding, 66.1% of which is held by the Schadens.

        In October  2000,  as part of the tender offer we formed a new wholly owned subsidiary,  The Quizno's  Franchise  Company  (QFC),  which will be the franchisor for all  franchise  agreements,  area  director  agreements,  and master  franchise agreements  entered  into after  December  12,  2000.  At some point in the future,
The Quizno's  Corporation may assign all of the existing franchise,  area director, and master franchise agreements to QFC.

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

      The  Restaurants  are also  located in mall food  courts and are  designed to operate  in  smaller  spaces  while  retaining  the same  ambiance  and  decor as a traditional  Quizno's  Restaurant.  "Quizno's  Express"  Restaurants  are typically smaller units  established at such  non-traditional  locations as  convenience  and gasoline stations,  sports facilities,  hospitals,  and college campuses.  Quizno's
Express  units offer an extensive  variety of Quizno's  sandwiches.  Soups,  salads and  desserts  are also  available  at Quizno's  Express  units.  Quizno's  Express units will  typically  share common area  seating or may have very limited  seating at venues designed primarily for take out.

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

      From  time  to  time,  we may  make  proposals  and  engage  in  negotiations regarding  acquisitions  of material  restaurant  assets or other  companies in the restaurant  industry,  if management  and the Board of Directors  believe that such proposed  transaction  would  be in  our  best  interest.  Our  policy  is  not  to
publicly   announce  such  proposals   until  the  likelihood   that  the  proposed
transaction will be completed becomes probable.

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

      Master  franchise  agreements  require a minimum  number of  openings  in the defined  territory  after a certain  period of time from the date the  agreement is signed.  The time for the first unit to be opened in the  territory  is usually one
y ear. Thus,  there are certain  countries for which a master  franchise  agreement has been sold  that  either  have not  reached  the  first  date at which a unit is required to be open or are included in a larger  defined  territory  which includes other countries where units are open.

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

      We have a  program  under  which  we  will  finance  up to 50% of the  Master
Franchise and Area Director  marketing  fees for certain  approved  candidates  who
have  the   experience  and  skill   requirement   sought  by  us  for  our  Master
Franchise's and Area  Directors,  but do not have sufficient cash to pay the fee in full.  The master  franchise's  and Area Director is required to personally  sign a promissory  note due to us for the  amount  financed,  which  typically  will  bear interest at 15% per year  (although we may offer a lower  interest  rate in certain circumstances)  and  be  repaid  in  monthly  installments  over  five  years.  The promissory note is secured by the Master  Franchise's  and Area Director  marketing agreement and by other collateral unrelated to the business.

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
The royalty  rate was 5% for  franchise  agreements  entered into prior to February
11, 1995,  and there were 23 such  franchises  operating at September 30, 2000. The royalty rate was 6% for franchisee  agreements  entered into from February 11, 1995 through  March 31, 1998 and there were 283 such  franchises  operating at September
30,  2000.  There  was one  franchise  with a 4%  royalty  and one with 0%  royalty operating  at September  30,.  2000.  The  proceeding  is for domestic  franchises.
The  remainder  of the  franchisees  pay a 7% or 8% royalty.  The 35 Company  owned stores open at September  30, 2000 do not pay a royalty.  "Gross  sales" is defined as all  sales  whether  on credit or for cash,  and all  revenues  from any  source caused  by  the  operation  of  the  Restaurant,  whether  directly  or  indirectly relating  to the  operation  thereof.  Sales tax and any other state or federal tax are  excepted.  The  Owner  also pays  advertising  fees to The  Quizno's  National
Marketing Fund Trust and one of three  Regional  Marketing Fund Trusts in an amount equal to a total of 1% to 4% of the gross  sales,  which are used for  advertising, marketing,  and public  relations  programs and  materials to enhance and build the image and  goodwill  of the  Quizno's  system.  There are  certain  other fees that must be paid by the  Franchisee  to us in order to reimburse us for costs  incurred in connection  with the  establishment  of a Restaurant.  The total average cost to a Franchisee  for opening a  traditional  Restaurant  ranges  between  $170,150 and
$232,150   including  the  initial  franchise  fee,  with  most  of  the  variation attributable  to  differences  in the  costs  of  leasehold  improvements  for  the
Restaurant,  size of the  Restaurant,  and  whether  the unit is a  traditional  or
Express Restaurant.

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

      In order to provide for proper  financial  tracking  and planning for Owners, we began  providing a restaurant  bookkeeping  service to our Restaurant  Owners in
1994.  In  mid-1998,  we  outsourced  the  bookkeeping  function.  This  service is intended to assure the Owners have accurate  financial  records as well as to allow us to keep accurate  systemwide  statistics.  Franchise  agreements  executed after
February 10,  1995,  require Owners to use this  bookkeeping  service for the first year of operations for the Owner's first unit for a fee of $85 per week.

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

Company-Owned Restaurants

      As of December 15, 2000,  we own and operate 33 Quizno's  Restaurants,  22 of which are  located in  Colorado,  and 11 are  located in  Kansas.  In fiscal  2000,
Company-owned  Restaurants  generated $ 1,193,730  in earnings.  We also  currently own and operate one Quizno's  Restaurant  held for resale,  which  incurred  losses totaling $ 12,634 in fiscal 2000.

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

Advertising

      Our advertising  staff develops  advertising  campaigns for use at all levels
to  support  consumer  sales  in  the  Restaurants.   Each  franchised   Restaurant
currently  pays 1% of gross sales to the  Quizno's  National  Marketing  Fund Trust and up to 3% of gross sales to one of three  Regional Fund  Marketing  Trusts.  All company-owned  Restaurants  must pay the  advertising  fees on an equal  percentage basis  with all  franchised  Restaurants.  We use the  advertising  fees to create,
produce,  and  place  advertising,   in-store  signs,   in-store  promotions,   and
commercial  advertising;  to pay  agency  costs  and  commissions;  to  create  and
produce  video,   audio,  and  written   advertisements;   to  administer  regional
advertising  programs,  including  direct  mail and  other  media  advertising;  to employ  advertising  agencies and in-house staff assistance;  and to support public relations,  market research,  and other advertising and marketing  activities.  The advertising may be disseminated in print,  television,  or radio.  The coverage has been  local or  regional,  and,  since  early  1998,  we have used  national  cable television campaigns.

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

      The  following is a summary of the  information  required in the FTC offering circular:
         A description  of the  franchisor,  its  predecessors  and  affiliates,  and the business experience of the franchisors key employees.

         A summary of litigation involving the franchisor.

         The  initial  franchise  fee  and  other  fees  paid  by the  franchisee  to the
         franchisor,   the  total  estimated  initial   investment  by  franchisee,
         restrictions  on  franchisee's  sources  of  products  and  services,  and franchisee's and franchisor's obligations under the franchise agreement.

         Sources of financing available to franchisee.

         Whether or not the franchisee has a protected territory.

         The franchisor's trademarks patents, copyrights and proprietary information.

         Franchisee's  requirement  to operate  the  business,  restrictions  on what the franchisee can sell, requirements upon renewal,  termination,  or transfer of the franchise agreement, and provisions for dispute resolution.

         Any public  figures  paid by the  franchisors  and any sales or earnings  claims made by the franchisor.

         The offering  circular includes a list of locations,  franchisor's  financial statements and copies of the franchise agreement and related contracts.

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
"QUIZNO'S & Design"
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

We have also filed the following trademarks or service marks internationally:

                            Application            Application
                                or                     or
                           Registration           Registration
Country     Trademark          Number                  Date         Status

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

Europe-CTM  Quizno's         App. # 1057223       28 January 1999   Pending

            Quizno's Subs
Europe-CTM  Oven Baked       App./Reg. #1057264   4 October 2000    Registration
            Classics                                                 No. pending

Great       Quizno's         Reg. # 1576926       18 August 1995     Registered
Britain

            Quizno's Subs
Great       Oven Baked
Britain     Classics (and
            design)          App # 2197852

Japan       Quizno's         Reg. # 4275508       21 May 1999       Registered

            Quizno's Subs
Japan       Oven Baked
            Classics (and    App. # 17745/99      1 March 1999      Pending
            design)

Mexico      Quizno's         Reg. # 502259        30 August 1995    Registered

Puerto Rico Quizno's         None                 23 September 1997 Pending

Singapore   Quizno's         Reg. # 6014/94       12 September 1994 Registered

South Korea Quizno's         Reg. # 29994         11 January 1996   Registered

Iceland     Quizno's         App. # 1909/2000     25 May 2000       Pending

Switzerland Quizno's         App. # 06203/2000    24 May 2000       Pending

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

1.            12201 East Arapahoe Road,  Englewood, CO 80112       2,486 sq. feet
              #B7
2.            6525 Gunpark Drive         Boulder, CO 80301         1,976 sq. feet
3.            191 Blue River Parkway     Silverthorne, CO 80498      931 sq. feet
4.            8081 East Orchard Road,    Greenwood Village, CO     3,166 sq. feet
              #67                        80111
5.            2311 30th Street           Boulder, CO 80301         1,400 sq. feet
6.            9425 South University      Highlands Ranch, CO 80126 1,919 sq. feet
              Blvd.
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
25.           1695 Larimer Street        Denver, CO 80202          2,981 sq. feet
26.           305 McCaslin Blvd. #6      Louisville, CO  80027     1,500 sq. feet
27.           12003 Pecos St.            Westminster, CO  80234    2,400 sq. feet
28.           6765 W. 120th Ave.         Broomfield, CO  80020     2,100 sq. feet
29.           5131 S. Yosemite           Greenwood Village, CO     1,600 sq. feet
                                         80112
30.           1387 S. Boulder Rd., Unit  Louisville, CO  80027     2,100 sq. feet
              G
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

      The  Quizno's  Corporation  v.  Cy  Thomas  Plyler  (American   Arbitration
Association,  Denver  Colorado,  No.  77  181  00203  00.  On  July  10,  2000,  we
terminated an area director  agreement with Cy Thomas  Plyler,  for failure to meet the required  development  schedule.  On the same day, we instituted this action in the  Denver  office of the  American  Arbitration  Association,  in which we sought damages for  failure to comply with the  agreement  as well as a  declaration  that the  agreement  was  properly  terminated.  On August  11,  2000,  Plyler  filed an answering  statement  denying our claims and  counterclaims for breach of contract.
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

      Danny  Markovitz & Lee McGowan v. The Quizno's  Corporation  (District Court
for the City & County of  Denver,  Colorado,  No.  00CV4134.  On June 2,  1999,  we
terminated  an area  director  agreement  with Danny  Markovitz  & Lee  McGowan for failure to meet the  required  development  schedule,  failure to make  payments on the  promissory  note given in connection  with the sale of the area  directorship, and  failure  to  comply  with  other  provisions  of  the  agreement  and  related documents.  On June 20,  2000,  the  plaintiffs  commenced  this  action,  alleging
breach  of  contract,  unjust  enrichment,   violation  of  the  Colorado  Consumer
Protection Act, fraudulent  misrepresentation,  fraudulent  concealment,  negligent misrepresentation,  intentional  interference with contract,  and violations of the
Colorado  Securities  Act as well as  securities  fraud.  The claims all arise from the  plaintiffs'  allegation  that  we  wrongfully  terminated  the  agreement  and alleged  wrongful acts  (failure to timely  provide a UFOC or to disclose the terms of the promissory note  collateral)  taken by us in connection with the sale of the area  directorship.  We have  denied  those  claims and  believe  that we  properly terminated  the  agreement.  The case is currently in  pre-trial  discovery  and is set for trial in June 2001.  We  believe  that any loss in this  matter  would be a covered claim under our Errors and Omissions Insurance Policy.

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

Fiscal Year Ended September 30, 1999
                            High                Low               Close
First Quarter              $7.75               $6.88              $7.19
Second Quarter             $7.75               $6.50              $7.25
Third Quarter              $9.50               $6.94              $8.25

Fiscal Year Ended September 30, 2000
                            High                Low               Close
First Quarter              $9.00               $7.25              $7.38
Second Quarter              7.94               5.88                7.94
Third Quarter               8.00               5.88                7.00
Fourth Quarter              7.38               5.88                6.44

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

Common Stock      8/8/00     2,918    $20,429 Plan  Quizno's        Section 4(2)
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

Overview

      In November  1999, we announced  that we had changed our fiscal year end from
December 31 to September  30. The  financial  statements  included with this 10-KSB filing  reflect our balance  sheet as of  September  30, 2000 and 1999 and December
31, 1998 and the related  statements of operations,  stockholders'  equity and cash
flows  for  the  year  and  nine  months  ended   September   30,  2000  and  1999,
respectively,  and the  year  ended  December  31,  1998.  Included  below  are the statements  of operations  for the years ended  September 30, 2000 and 1999 and the statements of cash flows for the years ended  September  30, 2000 and 1999.  Amount
for  the  year  ended   September   30,  1999  are   unaudited.   For  purposes  of
Management's  Discussion  and Analysis or Plan of Operation,  we believe that these twelve-month  statements  and  comparisons  provide  a  more  meaningful  analysis.
Therefore,  all comparison and analysis  included in this  Management's  Discussion
and  Analysis  or  Plan  of  Operation  will  be  based  upon  these   twelve-month
statements  and related data.  Unless noted  otherwise,  all references to 2000 and
1999 refer to the years ending September 30, 2000 and 1999, respectively.

                       Consolidated Statements of Operations
                                                  For the Year Ended September 30,
                                                   ----------------------------
                                                        2000            1999
                                                   ------------    ------------
                                                                    (Unaudited)
Franchise operations:
   Revenue
        Continuing fees ........................   $ 18,072,077    $ 10,412,414
        Initial franchise fees .................      5,730,662       3,610,042
        Area director and master franchise fees       1,361,901       2,131,882
        Sale of Japan master franchise .........              -       1,168,801
        Other ..................................      1,064,646         508,240
        Interest ...............................        526,761         355,608
                                                   ------------    ------------
            Total revenue ......................     26,756,047      18,186,987
                                                   ------------    ------------

   Expenses
        Sales and royalty commissions ..........     (7,836,912)     (5,302,456)
        General and administrative .............    (12,867,738)     (8,657,357)
                                                   ------------    ------------
            Total expenses .....................    (20,704,650)    (13,959,813)
                                                   ------------    ------------

Income from franchise operations ...............      6,051,397       4,227,174
                                                   ------------    ------------

Company store operations:
   Sales .......................................     14,973,763       8,276,368
                                                   ------------    ------------
   Cost of sales ...............................     (4,373,303)     (2,511,086)
   Cost of labor ...............................     (3,318,489)     (2,222,855)
   Other store expenses ........................     (6,088,241)     (2,924,237)
                                                   ------------    ------------
            Total expenses .....................    (13,780,033)     (7,658,178)
                                                   ------------    ------------

Income from Company stores operations ..........   $  1,193,730    $    618,190
                                                   ------------    ------------

                       Consolidated Statements of Operations (continued)

                                                  For the Year Ended September 30,
                                                    ----------------------------
                                                         2000            1999
                                                    ------------    ------------
                                                                     (Unaudited)
Other income (expenses):
   Sales by stores held for resale ...............   $   194,422    $   997,583
   Loss and expenses related to stores held
    for sale .....................................      (387,576)    (1,260,529)
   Loss on sale or closure of Company stores .....       (43,596)      (127,809)
     New company start-up costs ..................      (103,000)          --
   Provision for bad debts .......................      (305,285)      (354,827)
   Other expenses ................................       (41,820)       (68,245)
   Depreciation and amortization .................    (1,959,718)    (1,280,836)
   Impairment of long lived assets ...............      (579,246)          --
   Privatization and acquisition related costs ...      (138,164)      (265,472)
   Interest expense ..............................    (1,898,901)      (321,718)
                                                    ------------    ------------
            Total other expenses                      (5,262,884)    (2,681,853)
                                                    ------------    ------------

Net income before income taxes ...................     1,982,243      2,163,511
Income tax provision .............................      (722,738)      (353,135)
                                                    ------------    ------------

Net income .......................................     1,259,505      1,810,376
Preferred stock dividends ........................      (186,457)      (179,151)
                                                    ------------    ------------

Net income before cumulative effect of changed
 accounting principle ............................     1,073,048      1,631,225
Cumulative effect of changed accounting
 principle (net of taxes) ........................          --       (2,769,592)
                                                    ------------    ------------

Net income (loss) applicable to common
 stockholders ....................................   $ 1,073,048    $(1,138,367)
                                                    ============    ============

                       Consolidated Statements of Cash Flows

                                                    For the Year Ended September 30,
                                                      --------------------------
                                                          2000          1999
                                                      -----------    -----------                                                                          1999
                                                                     (Unaudited)
Cash flows from operating activities
   Net income (loss) before preferred stock
    dividends .....................................   $ 1,259,505    $  (959,216)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities -
      Depreciation and amortization ...............     1,884,191      1,179,690
      Impairment of long lived assets .............       579,246           --
      Cumulative effect of changed accounting
       principle ..................................          --        4,388,208
      Provision for losses on accounts and
       notes receivable ...........................       305,285        354,827
      Loss on disposal of Company stores ..........        43,596        158,308
      Deferred income taxes .......................      (795,877)    (3,395,416)
      Amortization of deferred financing costs ....        75,527        101,146
      Amortization of deferred area director
       fee revenue ................................      (404,934)          --
      Area director expenses recognized ...........        40,493           --
      Promissory notes accepted for master
       franchise and area director fees ...........      (415,924)    (1,211,237)
      Other .......................................         9,375         17,972
      Changes in assets and liabilities -
          Accounts receivable .....................    (1,279,762)      (497,682)
          Other assets ............................       (82,339)       108,968
          Accounts payable ........................     1,395,280         95,453
          Accrued liabilities .....................       951,321        384,684
          Deferred franchise costs ................      (404,502)      (536,385)
          Deferred initial franchise fees and
           other fees .............................     3,085,559      5,174,771
          Income taxes payable ....................      (506,009)       851,469
                                                      -----------    -----------
                                                        4,480,526      7,174,776
                                                      -----------    -----------
          Net cash provided by operating activities   $ 5,740,031    $ 6,215,560
                                                      -----------    -----------

                 Consolidated Statements of Cash Flows (continued)

                                                   For the Year Ended September 30,
                                                     ----------------------------
                                                         2000             1999
                                                     ------------    ------------
                                                                      (Unaudited)
Cash flows from investing activities
   Acquisition of Company owned stores ...........   $ (5,832,376)   $   (286,355)
   Purchase of property and equipment ............     (6,073,744)     (2,139,866)
   Principle payments received on notes receivable        453,931       1,355,282
   Investment in turnkey stores ..................           --            (7,558)
   Short-term investments ........................     (1,060,459)     (3,060,688)
   Acceptance of other notes receivable ..........     (1,159,761)       (362,578)
   Investment by minority interest owners ........           --           151,601
   Purchase of minority interest owners ..........           --          (150,000)
   Intangible and deferred assets ................        (22,958)     (1,262,185)
   Proceeds from sale of assets and stores .......        137,361         213,000
   Deposits ......................................         52,174         (42,805)
   Area director marketing territory repurchases .     (2,497,945)       (863,984)
   Other investments .............................           --           (15,000)
                                                     ------------    ------------
         Net cash used by investing activities ...    (16,003,777)     (6,471,136)
                                                     ------------    ------------

Cash flows from financing activities
   Principal payments on long-term obligations ...     (4,142,344)     (1,866,919)
   Proceeds from issuance of notes payable .......     17,548,000       2,242,187
     Financing costs .............................       (646,511)           --
     Redemption of Class B Preferred Stock .......           --          (500,000)
   Proceeds from issuance of Common Stock and
    Preferred Stock ..............................        302,380         128,479
   Proceeds from sale of Class D and Class E
    Preferred Stock ..............................        478,611            --
   Repurchase of Class D Preferred Stock .........         (3,000)           --
   Common Stock repurchased ......................     (1,219,785)           --
   Preferred dividends paid ......................       (186,457)       (179,452)
                                                     ------------    ------------
          Net cash provided by (used by)
           financing activities ..................     12,130,894        (175,705)
                                                     ------------    ------------

Net increase (decrease) in cash and cash
 equivalents .....................................      1,867,148        (431,281)

Cash and cash equivalents - beginning of year ....        626,828       1,058,109
                                                     ------------    ------------

Cash and cash equivalents - end of year ..........   $  2,493,976    $    626,828
                                                     ============    ============

      In 2000 and 1999,  before the  cumulative  effect of accounting  changes,  we
were   profitable   for  the  year.  We  ended  the  year  with  972  domestic  and
international   Restaurants  open,  another  669  domestic   Restaurants  sold  and
scheduled to open in the future, 35 Company owned  Restaurants,  58 Area Directors, and 8 international  master  franchisees.  In 2000, we earned  $1,259,505  compared to $1,810,376 in 1999 (amounts are before preferred stock dividends).

The following  table reflects our revenue growth by source and  Restaurants for the past two years:

                                  For the year ended
                                     September 30,
                                  -----------------
                                   2000       1999
                                  -------   -------
Revenue (000's)
Continuing fees ...............   $18,072   $10,412
Initial franchise fees ........     5,731     3,610
Area director and master ......     1,362     2,132
franchise fees
Sale of Japan master franchise       --       1,169
Other .........................     1,591       864
                                  -------   -------
Franchise revenue .............    26,756    18,187
Sales by Company owned stores .    14,974     8,276
Sales by stores held for resale       194       998
                                  -------   -------
Total revenue .................   $41,924   $27,461
                                  =======   =======
Percent increase                       53%

Earnings before interest expense,
income taxes, depreciation and
amortization, preferred stock
dividends, impairment of
long-lived assets and cumulative
effect of a change in accounting
principle (EBITDA)                $   6,420    $   3,766

Restaurants - Domestic and
International
Restaurants open, beginning .....       634          438
New Restaurants opened ..........       374          258
Restaurants closed, Bain's ......        (4)        --
Restaurants sold, Bain's ........       --           (31)
Restaurants closed ..............       (31)         (28)
Restaurants closed, scheduled to
 reopen .........................        (7)          (4)
Restaurants reopened ............         6            1
                                   --------    ---------
Restaurant open, end ............       972          634
                                   ========    =========

Franchises sold, domestic .......       490          525
Franchises sold, international ..        63           52
                                   --------    ---------
Total ...........................       553          577
                                   ========    =========

Initial franchise fees collected   $  8,462    $   6,986
(000's)
Systemwide sales, domestic ......  $    273    $     152
(millions)
Average unit volume, domestic (1)  $390,000    $ 369,000

Same store sales (2) (3)             Up 7.9%

(1) Average unit  volumes of $390,000  and  $369,000  are for the months ended  September
30, 2000 and 1999,  respectively.  Average unit volumes  exclude  Restaurants  located in convenience  stores and gas stations and include only  Restaurants open at least one year under the same ownership.
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

Results of Operations

Comparison of Years Ended September 30, 2000 and 1999

      Franchise  revenue  increased 47% in 2000 to $26,756,047  from $18,186,987 in
1999.  Total  revenue  increased 53% in 2000 to  $41,924,232  from  $27,460,938  in
1999. The revenue  increase  resulted  primarily from  continuing  fees and Company store sales.

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

      Since  1999,  we have  repurchased  17  area  directorships  for a  total  of
$4,439,213,  of  which 14 were  purchased  in  fiscal  2000  for  $3,472,627.  As a result of such  repurchases,  we no  longer  have to pay the area  director  sales, opening  and  royalty  commissions.  The  purchase  price is  recorded as a prepaid commission and then expensed over the remaining  term of the  underlying  franchise agreements.  If  the  franchise  closes,  or  the  royalty  from  any  location  is impaired,  the remaining  prepaid royalty  commission  related to the specific unit is  expensed.  At  September  30,  2000,  there  were  146  franchises  open and 88 franchises sold not open, in repurchased area director  territories.  During fiscal
2000, we expensed  $134,912 for amortization of prepaid  commissions  related these franchises  and  expensed  another  $6,749  representing  the  unamortized  balance related  to one such  franchise  closed.  At  September  30,  1999,  there  were 76 franchises  open and 93  franchises  sold not open,  in  repurchased  area director
territories.   During  1999,  we  expensed  $26,232  for  amortization  of  prepaid commissions  related  these  franchises.  During  1999,  none of  these  franchises closed.

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

      General and  administrative  expenses  increased 49% to  $12,867,738  in 2000
from  $8,657,357  in  1999.  As  a  percent  of  franchise  revenue,   general  and
administrative  expenses  have  increased  slightly  from 47.6% in 1999 to 48.1% in
2000.  General and  administrative  expenses  include all of our  operating  costs.
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

      New Company  start-up  costs were  $103,000  in 2000  compared to $0 in 1999.
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

      Depreciation  and  amortization  was  $1,959,718  in 2000 and  $1,280,836  in
1999.  The increase is primarily  due to the  acquisition  and  development  of new
Company owned  restaurants,  the  acquisition of area director  territories and the purchase of a corporate jet in fiscal 2000.

       Impairment  of  long-lived  assets was $579,246 in 2000.  At  September  30,
2000,  we  determined  that an  impairment  related  to our  carrying  value of the assets purchased in November 1997 from Bain's was required and expensed $579,246.

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

      Income tax expense was  $722,738  in 2000 and  $353,135 in 1999.  Our taxable income  has  historically  exceeded  our  book  income  primarily  because  initial franchise  fees we receive are  taxable  income in the year  received  and are book income  in the year  the  franchise  opens.  Consequently,  we will not pay  income taxes on this income when it is recognized  for financial  reporting  purposes.  In the  first  quarter  of  fiscal  1999,  we used all of our tax net  operating  loss carryforwards  and  incurred a tax  liability.  Accordingly,  we reduced the amount recorded as an  impairment  of our  deferred  tax asset in prior years and recorded the tax benefit of prior years net  operating  losses.  Subsequent  to December 31,
1998, our provision for income taxes was recorded at 37%.

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
31, 1998.

Liquidity and Capital Resources

      Net cash  provided by operating  activities  was  $5,740,031 in 2000 compared to  $6,215,560  in 1999,  a  decrease  of  $475,529.  The  fiscal  2000  amount  of
$5,740,031   was  primarily   related  to  net  income  before   depreciation   and
amortization  of  $3,219,223,  an increase in deferred  initial  franchise  fees of
$3,085,559 and an increase in accounts  payable of $1,395,280,  partially offset by an increase in accounts  receivable of  $1,279,762  and an increase in the deferred tax asset of $795,877.

      Net cash used in investing  activities  was $16,  003,777 in 2000 compared to cash used in investing  activities of  $6,471,136  in 1999.  The fiscal 2000 amount of $16,  003,777  was  primarily  related to the  acquisition  and  development  of
Company  owned  Restaurants  for  $11,906,120  and the  repurchase of area director territories for $2,497,945.

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

      On  October  5,  1999,  we  closed  on a loan  in  the  principal  amount  of
$14,000,000  from  AMRESCO  Commercial  Finance,  Inc.  "AMRESCO".  The loan  bears interest at 10.9% (10.1%  through  January 31,  2000),  and is repayable in monthly installments  of $199,201  for nine years and five  months.  The loan is secured by the  assets of our  company  owned  stores  and other  assets of ours  existing  at
September  30,  1999.  The  loan is part  of a  securitized  pool  and  includes  a
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
on December  11,  2000,  and we  purchased  661,115  shares of our common stock for
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

      The  promissory  note  bears  interest  at 13.25%,  interest  only  payable monthly,  with the first  twelve  months  prepaid,  and is due in full in  October,
2005. LLCP received  warrants for 14% of the equity  ownership of the Company.  The warrants will be adjusted to 14% of the equity  ownership  after  completion of any merger  transaction  prior to September  12, 2001.  The loan may be paid down to $7 million by September 12, 2001, with no penalty and with a  corresponding  reduction in the percent of warrants.

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

      At September 30, 2000,  the Company had no material  commitments  for capital expenditures but has a budget to spend  approximately  $2,014,000 for Company store remodels and upgrades,  office, computer and telephone equipment,  and for computer software  in fiscal  2001.  These  capital  expenditures  will be funded  with cash generated from operations.  As a franchisor,  the Company's business is not capital intensive.  The Company can continue to sell and open new franchised  units without any  additional  capital  expense.  Company  owned  stores do  require  capital  to develop,  but the Company has no commitments to add new Company  stores.  Over both the short and long term the Company  expects cash flow from  operations to continue to increase as new franchises are added.  Capital  expenditures  will be limited to
Company store upgrades and office and systems related  purchases.  The Company does not  anticipate  using a  significant  amount  of  cash  for  acquisitions  or area director  repurchases,  both of which are discretionary actions and can be timed to occur when cash and  financing  are  available.  The Company  will  continue to use cash to service  its debt to  Amresco,  will also use cash to  service  the debt to
LLCP funded in December  2000 for the purpose of  completing  the tender  offer and merger,  and  will  use the  proceeds  of the LLCP  loan to fund  the  merger.  The
Company's  liquidity  and  cash  flow are  expected  to be  sufficient  to meet its business needs and to pay its debts over both the short and long term.

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
                                -----------------

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

As described in Note 18, the financial statements for the year ended September 30,
2000 have been restated.

                                              /s/ Ehrhardt Keefe Steiner & Hottman PC
                                                  Ehrhardt Keefe Steiner & Hottman PC
November 20, 2000
Denver, Colorado

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                September 30,     September 30,   December 31,
                                                                    2000             1999             1998
                                                                ------------      ------------    ------------
                                                                  Restated
                                        Assets
Current assets
   Cash and cash equivalents ................................   $  2,493,976      $    626,828    $    702,258
   Short-term investments ...................................      5,324,336         4,263,877       1,541,423
   Accounts receivable, net of allowance for
   doubtful accounts of $222,293 (2000) and
   $43,793 (1999) and $20,000 (1998) ........................      2,066,247         1,047,438         857,280
   Current portion of notes receivable ......................      1,545,844           519,994       1,212,522
   Deferred tax asset .......................................        221,182           128,718          81,260
   Other current assets .....................................        481,854           373,578         266,100
   Assets held for resale ...................................        194,579           192,923         638,395
                                                                ------------      ------------    ------------
      Total current assets ..................................     12,328,018         7,153,356       5,299,238
                                                                ------------      ------------    ------------

Property and equipment, net .................................     11,669,240         4,804,051       3,535,222
                                                                ------------      ------------    ------------

Other assets
   Investment in area directorships, net of
   accumulated amortization of $167,893 in 2000
   and $26,232 in 1999 ......................................      4,271,320           889,387          51,635
   Intangible assets, net ...................................      4,497,528         1,662,265       1,553,522
   Other deferred assets ....................................      2,782,498         1,726,984       1,119,371
   Deferred tax asset .......................................      4,210,626         3,507,213         734,808
   Deposits and other assets ................................        130,837           361,189         119,883
   Notes receivables, net ...................................      1,301,435         1,670,329       1,375,872
                                                                ------------      ------------    ------------
      Total other assets ....................................     17,194,244         9,817,367       4,955,091
                                                                ------------      ------------    ------------

Total assets ................................................   $ 41,191,502      $ 21,774,774    $ 13,789,551
                                                                ============      ============    ============

                         Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable .........................................   $  2,614,437      $  1,219,157    $  1,317,085
   Accrued liabilities ......................................      1,495,797           544,476         532,324
   Current portion of long-term obligations .................      1,550,501           337,642         370,404
   Current portion of subordinated debt .....................           --             218,546         244,084
   Income taxes payable .....................................        345,460           851,469         200,000
                                                                ------------      ------------    ------------
      Total current liabilities .............................      6,006,195         3,171,290       2,663,897

Long-term obligations .......................................     16,037,238         1,268,504         964,984
Subordinated debt ...........................................           --           1,498,791       1,130,916
Deferred revenue ............................................     16,402,957        13,722,331       4,781,946
                                                                ------------      ------------    ------------
      Total liabilities .....................................     38,446,390        19,660,916       9,541,743
                                                                ------------      ------------    ------------

Commitments and contingencies

Minority interest in Subsidiary .............................           --                --           151,601

Stockholders' equity
   Preferred stock, $.001 par value, 1,000,000
   shares authorized;
    Series A issued and outstanding 146,000
   (2000, 1999 and 1998) ($876,000 liquidation
   preference) ..............................................            146               146             146
   Series B issued and outstanding 0 (2000), 0
   (1999) and 100,000 (1998) ($500,000
   liquidation preference) ..................................           --                --               100
   Series C issued and outstanding 167,000 (2000,
   1999, and 1998) ($835,000 liquidation
   preference) ..............................................            167               167             167
   Series D issued and outstanding 3,000 (2000)
   and 0 (1999 and 1998) ($9,000 liquidation
   preference) ..............................................              3              --              --
   Series E issued and outstanding 59,480 (2000)
    and 0 (1999 and 1998) ($512,718 liquidation
    preference) .............................................             59              --              --
   Common stock, $.001 par value; 9,000,000
   shares authorized; issued and outstanding,
   3,007,921 (2000), 3,074,177 (1999)
   and 3,054,459 (1998) .....................................          3,008             3,074           3,054
   Capital in excess of par value ...........................      3,857,702         4,485,949       5,065,247
   Accumulated deficit ......................................     (1,115,973)       (2,375,478)       (972,507)
                                                                ------------      ------------    ------------
            Total stockholders' equity ......................      2,745,112         2,113,858       4,096,207
                                                                ------------      ------------    ------------

Total liabilities and stockholders' equity ..................   $ 41,191,502      $ 21,774,774    $ 13,789,551
                                                                ============      ============    ============

                See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                   For the      For the Nine      For the
                                                 Year Ended     Months Ended     Year Ended
                                                September 30,   September 30,   December 31,
                                                    2000            1999           1998
                                                ------------    ------------    ------------
                                                  Restated
Franchise operations
  Revenue
   Continuing fees ..........................   $ 18,072,077    $  8,682,783    $  5,836,822
   Initial franchise fees ...................      5,730,662       2,722,959       2,883,650
   Area director and master franchise fees ..      1,361,901         776,523       3,022,276
   Sale of Japan master franchise ...........           --         1,168,801            --
   Other ....................................      1,064,646         370,374         604,172
   Interest .................................        526,761         238,790         259,193
                                                ------------    ------------    ------------
     Total revenue ..........................     26,756,047      13,960,230      12,606,113
                                                ------------    ------------    ------------

  Expenses
   Sales and royalty commissions ............     (7,836,912)     (3,931,634)     (4,457,779)
   General and administrative ...............    (12,867,738)     (6,509,444)     (6,201,857)
                                                ------------    ------------    ------------
     Total expenses .........................    (20,704,650)    (10,441,078)    (10,659,636)
                                                ------------    ------------    ------------

Income from franchise operations ............      6,051,397       3,519,152       1,946,477
                                                ------------    ------------    ------------

Company store operations
  Sales .....................................     14,973,763       6,420,563       6,848,737
                                                ------------    ------------    ------------
  Cost of sales .............................     (4,373,303)     (1,969,433)     (2,042,092)
  Cost of labor .............................     (3,318,489)     (1,747,029)     (1,683,225)
  Other store expenses ......................     (6,088,241)     (2,169,465)     (2,562,540)
                                                ------------    ------------    ------------
     Total expenses .........................    (13,780,033)     (5,885,927)     (6,287,857)
                                                ------------    ------------    ------------

Income from Company stores operations .......      1,193,730         534,636         560,880

Other income (expenses)
  Sales by stores held for resale ...........        194,422         566,841       1,281,904
  Loss and  expenses  related to stores  held       (387,576)       (777,594)     (1,541,957)
for sale
  Loss on sale or closure of Company stores .        (43,596)        (80,304)        (47,505)
   New company start-up costs ...............       (103,000)           --              --
  Provision for bad debts ...................       (305,285)       (220,536)       (285,308)
  Other expenses ............................        (41,820)        (26,287)        (47,838)
  Depreciation and amortization .............     (1,959,718)       (921,300)       (781,977)
  Impairment of long lived assets ...........       (579,246)           --              --
  Privatization and acquisition related costs       (138,164)       (265,472)           --
  Interest expense ..........................     (1,898,901)       (240,827)       (340,614)
                                                ------------    ------------    ------------

     Total other expenses ...................   $ (5,262,884)   $ (1,965,479)   $ (1,763,295)
                                                ============    ============    ============

                See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Operations

                                                 For the     For the Nine      For the
                                                Year Ended   Months Ended     Year Ended
                                               September 30, September 30,   December 31,
                                                   2000          1999           1998
                                               -----------    -----------    -----------
                                                Restated

Net income before income taxes .............   $ 1,982,243    $ 2,088,309    $   744,062
Income tax (provision) benefit .............      (722,738)      (721,688)       368,553
                                               -----------    -----------    -----------

Net income before preferred dividends and
cumulative effect of changes in accounting
principle ..................................     1,259,505      1,366,621      1,112,615
Preferred stock dividends ..................      (186,457)      (124,230)      (220,890)
                                               -----------    -----------    -----------

Net income before cumulative effect of
changes in accounting principle ............     1,073,048      1,242,391        891,725
Cumulative effect of changes in accounting
principle (net of taxes) ...................          --       (2,769,592)          --
                                               -----------    -----------    -----------

Net income (loss) applicable to common .....   $ 1,073,048    $(1,527,201)   $   891,725
                                               ===========    ===========    ===========
stockholders

Net income per share - basic
Net income per share before cumulative
   effect of changes in accounting principle   $       .36    $       .40    $       .30
Cumulative effect of changes in accounting .          --             (.90)          --
                                               -----------    -----------    -----------
principle

Basic net income (loss) per share of common    $       .36    $      (.50)   $       .30
                                               ===========    ===========    ===========
stock

Net income per share - diluted
Net income per share before cumulative
   effect of changes in accounting principle   $       .31    $       .35    $       .26
Cumulative effect of changes in accounting .          --             (.90)          --
                                               -----------    -----------    -----------
principle

Diluted net income (loss) per share of .....   $       .31    $      (.55)   $       .26
                                               ===========    ===========    ===========
common stock

Weighted average common shares outstanding
Weighted average common shares outstanding -     3,019,849      3,060,878      3,014,042
                                               ===========    ===========    ===========
basic

Weighted average common shares outstanding -
diluted ....................................     3,728,761      3,816,549      3,445,972
                                               ===========    ===========    ===========

                See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                    Consolidated Statement of Stockholders' Equity

                                    Preferred Stock                Common Stock           Additional        Accumulated
                              --------------------------    --------------------------      Paid-in           deficit         Total
                                Shares          Amount         Shares         Amount        Capital           Restated      Restated
                              -----------    -----------    -----------    -----------    -----------       -----------    -----------

Balance, December 31, 1997        413,000    $       413      2,923,294    $     2,923    $ 4,663,744       $(2,085,122)   $ 2,581,958

Issuance of common
 stock for exercise
 of options and
 pursuant to employee
 benefit plan .............          --             --           51,165             51        222,473              --          222,524

Issuance of common
 stock for exercise
 of options by
 underwriter ..............          --             --           80,000             80        399,920              --          400,000

Preferred stock
 dividends ................          --             --             --             --         (220,890)             --         (220,890)

Net income ................          --             --             --             --             --           1,112,615      1,112,615
                              -----------    -----------    -----------    -----------    -----------       -----------    -----------

Balance, December 31, 1998        413,000            413      3,054,459          3,054      5,065,247          (972,507)     4,096,207

Issuance of common
 stock for exercise
 of options and
 pursuant to employee
 benefit plan .............          --             --           28,809             29         75,438              --           75,467

Tax benefit from
 exercise of stock
 options ..................          --             --             --             --           14,840              --           14,840

Shares canceled ...........          --             --           (9,091)            (9)       (45,446)             --          (45,455)

Redemption of Series
 B Preferred Stock ........      (100,000)          (100)          --             --         (499,900)             --         (500,000)

Preferred stock ...........          --             --             --             --         (124,230)             --         (124,230)
 dividends

Net (loss) ................          --             --             --             --             --          (1,402,971)    (1,402,971)
                              -----------    -----------    -----------    -----------    -----------       -----------    -----------

Balance, September 30, 1999       313,000            313      3,074,177          3,074      4,485,949        (2,375,478)     2,113,858

Issuance of common
 stock for exercise
 of options and
 pursuant to employee
 benefit plan .............          --             --           77,749             78        284,413              --          284,491

Issuance of Series D
 Convertible
 Preferred Stock, net .....         4,000              4           --             --           11,396              --           11,400

Repurchase of Series
D Convertible
Preferred Stock ...........        (1,000)            (1)          --             --           (2,999)             --           (3,000)

Tax benefit from
 exercise of stock ........          --             --             --             --           17,889              --           17,889
 options

Common Stock repurchased ..          --             --         (144,005)          (144)    (1,219,641)             --       (1,219,785)

Issuance of Series E
 Convertible
 Preferred Stock, net .....        59,480             59           --             --          467,152              --          467,211

Preferred stock
 dividends ................          --             --             --             --         (186,457)             --         (186,457)

Net income ................          --             --             --             --             --           1,259,505      1,259,505
                              -----------    -----------    -----------    -----------    -----------       -----------    -----------

Balance, September 30, 2000       375,480    $       375      3,007,921    $     3,008    $ 3,857,702       $(1,115,973)   $ 2,745,112
                              ===========    ===========    ===========    ===========    ===========       ===========    ===========

                See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                    For the
                                                   Year Ended     For the Nine      For the
                                                  September 30,   Months Ended     Year Ended
                                                      2000        September 30,    December 31,
                                                    Restated          1999            1998
                                                  ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss) ...........................   $  1,259,505    $ (1,402,971)   $  1,112,615
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities -
   Depreciation and amortization ..............      1,884,191         844,220         757,911
   Impairment of long lived assets ............        579,246            --              --
   Cumulative effect of a change in accounting
    principle .................................           --         4,388,208            --
   Provision for bad debts ....................        305,285         220,536         285,308
   Loss on disposal of Company stores .........         43,596          80,304          78,004
   Deferred income taxes ......................       (795,877)     (2,819,863)       (641,068)
   Amortization of deferred financing costs ...         75,527          77,080          24,066
   Amortization of deferred area director
     fee revenue ..............................       (404,934)           --              --
   Area director expenses recognized ..........         40,493            --              --
   Promissory notes accepted for area
    director fees .............................       (415,924)       (487,279)     (1,599,977)
   Other ......................................          9,375          17,972            --
   Changes in assets and liabilities -
     Accounts receivable ......................     (1,279,762)       (398,076)       (369,279)
     Other current assets .....................        (82,339)        (77,735)        109,802
     Accounts payable .........................      1,395,280         (99,330)        251,711
     Accrued liabilities ......................        951,321          12,152          42,476
     Deferred franchise costs .................       (404,502)       (659,547)       (287,610)
     Deferred initial franchise fees and
      other fees ..............................      3,085,559       4,672,693       2,633,284
     Income taxes payable .....................       (506,009)        651,469         200,000
                                                  ------------    ------------    ------------
                                                     4,480,526       6,422,804       1,484,628
                                                  ------------    ------------    ------------
      Net cash provided by operating activities      5,740,031       5,019,833       2,597,243
                                                  ------------    ------------    ------------

Cash flows from investing activities:
  Acquisition of Company owned stores .........     (5,832,376)       (286,355)           --
  Purchase of property and equipment ..........     (6,073,744)     (1,477,962)     (1,780,767)
  Principle payments received on notes
   receivable .................................        453,931       1,221,099         889,671
  Investment in turnkey stores ................           --            (7,558)       (281,620)
  Short-term investments ......................     (1,060,459)     (2,722,454)     (1,003,235)
  Acceptance of other notes receivable ........     (1,159,761)        (37,390)       (773,307)
  Investment by minority interest owners ......           --              --           151,601
  Purchase of minority interest owners ........           --          (150,000)           --
  Intangible and deferred assets ..............        (22,958)       (736,458)       (601,862)
  Proceeds from sale of assets and stores .....        137,361            --           213,000
  Deposits ....................................         52,174         (89,749)        (43,589)
  Area director marketing territory repurchases     (2,497,945)       (863,984)           --
  Other investments ...........................           --           (15,000)           --
                                                  ------------    ------------    ------------
      Net cash used by investing activities ...    (16,003,777)     (5,165,811)     (3,230,108)
                                                  ------------    ------------    ------------

Cash flows from financing activities:
  Principal payments on long-term obligations .     (4,142,344)     (1,733,697)       (505,440)
  Proceeds from issuance of notes payable .....     17,548,000       2,338,168         877,642
  Redemption of Class B Preferred Stock .......           --          (500,000)           --
  Financing costs .............................       (646,511)           --              --
  Proceeds from issuance of Common Stock and
   Preferred Stock ............................        302,380          90,307         622,524
  Proceeds from sale of Class D and Class E
   Preferred Stock ............................        478,611            --              --
  Repurchase of Class D Preferred Stock .......         (3,000)           --              --
  Common Stock repurchased ....................     (1,219,785)           --              --
  Preferred dividends paid ....................       (186,457)       (124,230)       (220,890)
                                                  ------------    ------------    ------------
      Net cash provided by financing activities     12,130,894          70,548         773,836
                                                  ------------    ------------    ------------

Net increase (decrease) in cash and cash ......      1,867,148         (75,430)        140,971
equivalents

Cash and cash equivalents - beginning of year .        626,828         702,258         561,287
                                                  ------------    ------------    ------------

Cash and cash equivalents - end of year .......   $  2,493,976    $    626,828    $    702,258
                                                  ============    ============    ============

                See notes to consolidated financial statements.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (continued)

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

     Also,  during  1999,  the  Company  reached a  settlement  with Bain's Deli that resulted  in the  return to the  Company of the 9,091  shares of  Company  stock originally  issued as part of the  purchase of the Bain's  units in 1997 and the cancellation of our note payable to Bain's Deli in the amount of $116,118.

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

The Company's  wholly owned  subsidiaries are The Quizno's  Operating  Company ("QOC")
incorporated in 1994 to own and operate Company stores,  S & S, Inc.  ("S&S") formerly the Quizno's  Development  Company  ("QDC")  incorporated in 1995 to develop stores to sell or lease to  franchisees,  The Quizno's  Realty Company  ("QRC")  incorporated in
1995 to execute leases for store locations,  The Quizno's  Acquisition Company ("QAC")
incorporated in 1997 to purchase  existing  unrelated quick service  restaurants,  the
Quizno's  Licensing Company ("QLC")  incorporated in 1998 to license companies who use the  Quizno's  logos,  Quizno's  Kansas LLC ("QKL")  organized in 1998 to purchase the assets of Stoico Restaurant Group and QUIZ-DIA,  Inc. ("DIA")  incorporated in 1999 to purchase restaurant assets at Denver International Airport.

The following table  summarizes the number of Quizno's  restaurants  open at September
30, 2000:

                                                  Sold But
                                                 Not Yet In
                                                 Operation   Operational    Total
                                                -----------  -----------  --------
Quizno's
--------
Company owned restaurants                               -           26         26
Franchise restaurants - U.S., Puerto Rico and
Guam                                                   669         811      1,480
Franchise Restaurants - International                  170         122        292
Restaurants held for resale                             -            1          1

Bains
-----
Franchise restaurants                                   -            4          4

Quizno's Kansas
---------------
Company owned restaurants                               -            8          8
                                                 ---------   ---------   --------

                                                       839         972      1,811
                                                 =========   =========   ========

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

Credit Risk

The Company  grants credit in the normal course of business,  primarily  consisting of royalty fees  receivable  and loans to area directors and its  franchisees.  To reduce credit risk for U.S. franchises,  the Company  electronically  debits the franchisees'
bank  accounts  weekly for fees due the  Company  according  to  franchise  agreements entered  into after 1993,  and  reserves  the right to  terminate  franchise  and area director agreements for non-payment of amounts owed.

The Company's cash  equivalents  consist of short-term  commercial paper with original maturities  not in  excess of three  months.  The  Company  continually  monitors  its positions  with,  and the credit  quality of, the  financial  institutions  it invests with. As of the balance  sheet date,  balances of cash and cash  equivalents  exceeded the federally insured limit by approximately $2,609,000.

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

Short-Term Investments (continued)

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

Franchise agreements                                            12 years
Trademarks and other intangibles                            3 - 15 years

Area Director Territory Repurchases

The costs  associated  with  repurchasing  area director  territories are allocated at the time of purchase to the existing  franchise  locations and  locations  sold and to be opened in the area  director  territory.  The  acquisition  costs are recorded as a prepaid  royalty  commission  and expensed on a straight line basis over the remaining
term  of  the  individual  underlying  franchise   agreements.   Franchise  agreements
typically  have a term of 15 years.  If the franchise  closes,  the remaining  prepaid royalty  commission  related  to  that  specific  unit  is  expensed  in  the  current period.

Long-Lived Assets

The Company  reviews its long-lived  assets for impairment  whenever events or changes in  circumstances  indicate  that  the  carrying  amount  of  the  asset  may  not  be recovered.  The Company looks primarily to the  undiscounted  future cash flows in its assessment of whether or not long-lived  assets have been  impaired.  At September 30,
2000, the Company  determined that an impairment  related to its carrying value of the assets  purchased  in  November  1997 from  Bain's Deli  Franchise  Associates,  L.P.,
("Bains") was required and expensed $579,246.

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

Change in Accounting Method (continued)

Costs of Start-up Activities

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

In March 2000,  the FASB issued FASB  Interpretation  No. 44,  Accounting  for Certain
Transactions  Involving  Stock  Compensation  (FIN 44),  which was  effective  July 1,
2000,  except that certain  conclusions in this  interpretation,  which cover specific events that occur after either  December  15, 1998 or January 12, 2000 are  recognized on  a  prospective  basis  from  July  1,  2000.  This  interpretation  clarifies  the application  of APB  Opinion  25  for  certain  issues  related  to  stock  issued  to employees.  The Company  believes its existing stock based  compensation  policies and procedures  are in compliance  with FIN 44 and  therefore,  the adoption of FIN 44 had no material  impact on the  Company's  financial  condition,  results of operations or cash flows.

In December  1999,  the Securities  and Exchange  Commission  issued Staff  Accounting
Bulletin  (SAB)  101,  which  provides   guidance  on  applying   generally   accepted
accounting  principles to selected revenue  recognition  issues.  Management  believes that the Company's revenue recognition policies are in accordance with SAB 101.

Note 2 - Acquisition of Assets

On November 16, 1999, the Company's subsidiary,  QUIZ-DIA,  Inc., purchased the assets of ASI-DIA,  Inc.  ("ASI")  for a total of $4.875  million in cash.  Assets  purchased include two Quizno's  restaurants  and three bars,  including the WWW.COWBOY  bar, and various other assets  located on Concourses A and B at Denver  International  Airport.
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

                                      Nine Months Ended     Year Ended
                                        September 30,       December 31,
                                           1999                1998
                                      ---------------     -------------

Revenue                                $  22,847,496       $  23,548,757
                                       =============       =============

Net income                             $     662,806       $     (97,129)
                                       =============       =============

Basic earnings (loss) per share        $        (.54)      $        (.03)
                                       =============       =============

Diluted earnings (loss) per share      $        (.59)      $        (.03)
                                       ==============      =============

In January 2000, the Company purchased,  for cash, four Quizno's  Restaurants from two franchisees  for a total purchase price of  $741,000.The  purchases were accounted for under the purchase method.

The purchase  price for these  purchases  has been  allocated to the assets  purchased based on the fair market values at the date of acquisition, as follows:

   Equipment                                                $  204,000
   Leasehold improvements                                      330,000
   Lease agreements                                            207,000
                                                            ----------
                                                            $  741,000
                                                            ==========

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

   Equipment                                                $   65,000
   Leasehold improvements                                      105,000
   Covenant not to compete                                     100,000
   Lease agreement                                              10,087
   Inventory and deposit                                         6,268
                                                            ----------
                                                            $  286,355
                                                            ==========

No pro forma  statements of  operations  are  presented  for these  purchases,  as the effect is not material to the Company's operations.

Note 3 - Notes Receivable

Notes receivable consist of the following:
                                            September 30,   September 30,    December 31,
                                                2000            1999            1998
                                            ------------    ------------     -----------
Notes receivable  related to area director
 and    master    franchise    agreements,
 interest  ranging  from 6% to 15%, due in
 varying amounts through December 2011.      $ 1,280,484    $ 1,540,826   $ 1,878,855

Notes   receivable  for  sale  of  stores,
 interest  ranging  from 6% to 15%, due in
 varying amounts through October 2012.           483,351        530,026       410,058

Note receivable from national  advertising
 trust, interest at 12%. (Note 8)              1,030,000             -        267,058

Note    receivable    from   Bain's   Deli
 Corporation,  interest  accrues  at 6% if
 note  balance  not paid down  $25,000  in
 any one year,  due  February 1, 2006.  At
 September 30, 2000, the Company  impaired
 the  outstanding  balance on this note of
 $128,884.                                           -          150,000            -

Other  notes   receivable   with  interest
 ranging  from 8% to 11%,  due in  varying
 amounts through 2004.                           103,444         11,213        32,423
                                             -----------    -----------   -----------
                                               2,897,279      2,232,065     2,588,394
     Less current portion                     (1,545,844)      (519,994)   (1,212,522)
                                             -----------    -----------   -----------
                                               1,351,435      1,712,071     1,375,872
     Less allowance                              (50,000)       (41,742)           -
                                             -----------    -----------   ----------

                                             $ 1,301,435    $ 1,670,329   $ 1,375,872
                                             ===========    ===========   ===========

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

Future principal payments are as follows:

      Year Ended September 30,
      ------------------------

              2001                                          $1,595,844
              2002                                             415,270
              2003                                             262,104
              2004                                             201,181
              2005                                             110,073
              Thereafter                                       312,807
                                                             ---------
                                                             2,897,279
              Less allowance                                   (50,000)
                                                            ----------

                                                            $2,847,279
                                                            ==========

Note 4 - Assets Held for Resale

Included in assets held for resale are the following:

                                            September 30,   September 30,  December 31,
                                                2000            1999          1998
                                            ------------   ------------    -----------

     Furniture fixtures and equipment        $    75,805    $    65,421   $   221,034
     Leasehold improvements                       78,117        108,056       383,771
     Lease agreements and other                   40,657         19,446        33,590
                                             -----------    -----------   -----------

                                             $   194,579    $   192,923   $   638,395
                                             ===========    ===========   ===========

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

Note 5 - Property and Equipment

Property and equipment consist of the following:
                                              September 30,  September 30,  December 31,
                                   Life           2000           1999           1998
                              ---------------  ------------   ------------   -----------

 Equipment                     3-10 years        $ 4,175,095    $ 2,014,698    $ 1,524,799
 Furniture and fixtures        7-10 years          1,499,844      1,052,232        764,672
 Leasehold improvements        Lease term          3,776,503      2,286,344      1,712,215
 Corporate jet                 10% over 3 years    3,486,832             --             --
 Software                      3-5 years           1,164,603        681,238        313,540
                                                 -----------    -----------    -----------
                                                  14,102,877      6,034,512      4,315,226
 Less accumulated
   depreciation and                               (2,433,637)    (1,230,461)      (780,004)
                                                 -----------    -----------    -----------
   amortization

 Net property and equipment                      $11,669,240    $ 4,804,051    $ 3,535,222
                                                 ===========    ===========    ===========

Based upon market  values for the Company's  plane,  the Company has  determined  that its residual  value will be  approximately  90% of cost after three years.  Therefore, the Company is depreciating  10% of the cost of the plane over three years.  The plane is expected to be disposed of at the end of three years.

Note 6 - Intangible Assets

Intangible assets consist of the following:
                                                September 30,  September 30,  December 31,
                                                     2000           1999           1998
                                                ------------   ------------   -----------

   Covenants not to compete                      $   600,113    $   600,113    $ 1,667,546
   Franchise agreements                              292,394        792,796        310,506
   Prepaid area director marketing commissions       486,283        526,776             -
   Trademarks and other                              721,580        455,339        442,813
   Concession agreements and acquisition costs     3,501,804             -              -
                                                 -----------    -----------    ----------
                                                   5,602,174      2,375,024      2,420,865
   Less accumulated amortization                  (1,104,646)      (712,759)      (867,343)
                                                 -----------    -----------    -----------

                                                 $ 4,497,528    $ 1,662,265    $ 1,553,522
                                                 ===========    ===========    ===========

At  September  30,  2000,  the  Company  recorded  an  impairment  of  $450,362 to the carrying  value  of the  franchise  agreement  related  to  the  assets  purchased  in
November 1997 from Bains.

Note 7 - Other Deferred Assets

Other deferred assets consist of the following:
                                                September 30,  September 30,  December 31,
                                                    2000           1999           1998
                                                ------------   ------------   -----------

   Deferred franchise costs                      $ 1,990,275    $ 1,585,773    $   926,226
   Deferred financing costs                          679,752        108,769         87,080
   Other deferred costs                              112,471         32,442        106,065
                                                 -----------    -----------    -----------

                                                 $ 2,782,498    $ 1,726,984    $ 1,119,371
                                                 ===========    ===========    ===========

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

In July 2000, the Quizno's  National  Marketing  Fund Trust and the Quizno's  Regional
Marketing Fund Trust  (together the "marketing  funds") entered into a $2,000,000 line of credit with Wells Fargo Bank West,  N.A. The  marketing  funds  collect a fee of 1%
and 3%,  respectively,  of gross sales from our  franchisees  and  deposits  the funds into advertising  funds that are used to develop  advertising to attract  customers to the  Restaurants  and to create  awareness  of the Quizno's  brand image.  The Company has  guaranteed  this line of credit.  At  September  30,  2000,  $1,900,000  had been drawn against this line of credit.

In September  1999, two employees of the Company  purchased an area  directorship  for
$200,000,  of which  $180,000 was in the form of a promissory  note and $20,000 was in cash.  During  2000,  no payments  were made on the note.  In 2000,  the Company  paid the Area Director $20,131, in commissions and royalties.

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
and  $11,800,  respectively.  The area  director  is also  indebted to the Company for
$7,216 in  connection  with the resale of a Quizno's  restaurant  once operated by the area  director.  The area director is reducing this debt by offsetting  commissions on royalty  fees from that  location  paid to the  managing  area  director.  The debt is expected to be paid off in approximately 15 months.

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

In December  1999, the Company  entered into an agreement  with Pink Sand  Corporation
("Pink Sand"),  for the development  rights to United States Territory of Guam and the
Commonwealth  of the Northern  Mariana  Islands.  Pink Sand is principally  owned by a director of the Company.  The  development  agreement will require Pink Sand to open 5
Restaurants  during  the  term  of the  agreement.  So long as  Pink  Sand  meets  the development  schedule,  it will have the exclusive  rights to develop  Restaurants  in the  territory.  The  development  fee  is  $42,500,  payable  upon  execution  of the agreement.  The fee equals one  hundred  percent of the first  initial  franchise  fee and fifty percent of the  aggregate  initial  franchise  fees due for all of the other
Restaurants  that Pink  Sand must  develop  under the  agreement.  Each time Pink Sand signs a franchise  agreement  for a Restaurant to be developed  within the  territory, the Company will apply the  Development  Fee in  increments  equal to fifty percent of the initial  franchise  fee due for that  Restaurant to reduce the  additional  amount
Pink Sand must pay.

In February 2000, the Company  entered into a $75,000  promissory note with an officer of The  Quizno's  Corporation.  The note  accrues  interest at an annual rate of 9.25%
and accrued  interest and principal is due March 1, 2002. As of May 2000,  the Company no longer employed the officer.

In August 2000, the Company advanced a director of the Company  $300,000.  The advance is expected to be repaid in January 2001.

Note 9 - Long-Term Obligations and Convertible Subordinated Debt

                                                  September 30,   September 30,    December 31,
                                                      2000            1999            1998
                                                  ------------   ------------     -----------
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
 Interest  on the note  accrues  at 12%.  The
 note  calls  for   monthly   principal   and
 interest  payments of $8,510  through May 1,
 2002 and a balloon  payment of  $264,664  on       368,396              -               -
 June 1, 2002.

Note  payable  to  a   corporation   for  the
purchase  of  an  area  director   territory.
Interest  on the  note  accrues  at 12%.  The
note   calls  for   monthly   principal   and
interest  payments of $8,000  through July 1,
2003 and a balloon  payment  of  $100,000  on       322,956              -               -
April 1, 2001.

Various notes payable.  In  conjunction  with
 Company's loan  agreement with AMRESCO,  the
 September  30, 1999  balance was paid-off in
 October 1999.                                           -          635,147         233,193
                                                -----------     -----------     -----------
                                                 17,587,739       1,606,146       1,335,388
Less current portion                             (1,550,501)       (337,642)       (370,404)
                                                -----------     -----------     -----------

                                                $16,037,238     $ 1,268,504     $   964,984
                                                ===========     ===========     ===========

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
credit loan was paid down to zero.

Subordinated debt consists of:
                                           September 30,  September 30,  December 31,
                                                2000           1999           1998
                                           -------------  -------------  -----------
Subordinated     debt     payable.     In
 conjunction    with    Company's    loan
 agreement  with  AMRESCO,  the September
 30,  1999   balance   was   paid-off  in
 October 1999.                              $        -     $ 1,717,337    $        -

12.75%  convertible   subordinated  debt,
 paid in full during 1999.                            -              -      1,375,000

     Less current portion                            -        (218,546)      (244,084)
                                            -----------    -----------    -----------

                                            $        -     $ 1,498,791    $ 1,130,916
                                            ===========    ===========    ===========

Maturities of long-term obligations and capital leases are as follows:

                                             Long-Term       Capital
Year Ending September 30,                   Obligations      Leases          Total
-------------------------                  -------------  ----------      -----------

      2001                                   $1,528,767     $   26,739     $1,555,506
      2002                                    1,838,355         26,739      1,865,094
      2003                                    1,687,489         26,739      1,714,228
      2004                                    1,789,051         31,733      1,820,784
      2005                                    2,810,222             -       2,810,222
      Thereafter                              7,834,369             -       7,834,369
                                             ----------     ----------     ----------
                                             17,488,253        111,950     17,600,203
      Less amount representing interest              -         (12,464)       (12,464)
                                             ----------     ----------     ----------
      Total principal                        17,488,253         99,486     17,587,739
      Less current portion                   (1,528,767)       (21,734)    (1,550,501)
                                             ----------     ----------     ----------

                                             $15,959,486    $   77,752     $16,037,238
                                             ===========    ==========     ===========

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

Future minimum rental payments for the years ending September 30 are as follows:

     2001          2002        2003        2004        2005        Thereafter    Total
-----------    -----------  -----------  -----------  ----------- -----------  ----------

 $ 2,330,961   $2,185,785  $1,891,866    $1,501,255    $ 1,000,171  $1,133,779  $10,043,817

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

The Company has entered  into an  employment  agreement  with  another  officer of the
Company that  terminates  on January 16,  2003.  The annual base salary is $180,000 in
2000,  $200,000 in 2001,  and $220,000 for the remainder of the term.  Such amount may be  adjusted  from  time to time by  mutual  agreement  between  the  officer  and the
Company.  The agreement  provides a $25,000  signing  bonus payable on the  nine-month anniversary,  and a second  year  signing  bonus of  $10,000  due on the  second  year anniversary  date.  The  agreement  provides  an annual  performance  bonus equal to a maximum  of 20% of the  officer's  base  salary.  Under  the  agreement,  the  officer received  options to purchase  20,000  shares of the Company's  stock.  If the Company terminates the agreement  without  cause,  the Company is obligated to pay the officer a severance payment equal to 6 months base salary.

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

Note 11 - Stockholders' Equity

Common Stock Repurchased

On October 1, 1999,  the Company's  Board of Directors  authorized the purchase of up to  200,000  shares  of our  common  stock.  Subject  to  applicable  security  laws, repurchases  may be made at such times,  and in such  amounts,  as the Company  deems appropriate.  As of September 30, 2000,  the Company had  repurchased  144,005 shares at an  average  price of $8.38.  The  Company  incurred  legal and  accounting  costs related to the repurchase of $12,351.

Convertible Preferred Stock

Series  A  convertible  preferred  stock  bears a 6.5%  cumulative  dividend,  payable monthly and is  convertible  into common shares on a one for one basis and is callable by the Company with sixty days notice.  The Series A convertible  preferred  stock has a liquidation  preference of $6 per share plus all then accrued and unpaid  cumulative dividends.

Convertible Preferred Stock (continued)

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

Each share of Class D Preferred Stock is convertible  into  twenty-five  shares of our common stock, at any time after (i) our earnings before income tax,  depreciation  and amortization  for a fiscal year  (excluding such earnings  derived from  extraordinary asset  acquisitions after June 1, 1999, and nonrecurring or unusual  transactions,  as determined by the Company's  Chief  Executive  Officer)  equal or exceed  $12,000,000, and (ii) the  Company's  Chief  Executive  Officer has approved such  conversion.  The
Class D Preferred Stock is not convertible before March 31, 2001.

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

Stock Options and Warrants (continued)

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

Had  compensation  cost  for the  Company's  two  employee  stock  option  plans  been determined  based on the fair value at the grant date  consistent  with the provisions of SFAS No. 123,  the  Company's  net  earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            September 30,  September 30,  December 31,
                                                2000           1999          1998
                                            ------------   ------------   ----------

Net  income  before  cumulative  effect of
 changes  in  accounting  principle  -  as   $ 1,073,048    $ 1,242,391    $   891,725
 reported
Net  income  before  cumulative  effect of
 changes  in  accounting  principle  - pro   $   600,593    $   662,806    $   586,960
 forma
Basic earnings per share - as reported       $        .36   $        .40   $       .30
Basic earnings per share - pro forma         $        .20   $        .22   $       .19

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

The following is a summary of options and warrants granted, exercised and expired:

                                                       Weighted
                                                       Average                 Weighted
                                            Weighted     Fair                   Average
                                            Average      Value                  Exercise
                                            Exercise      of     Currently     Price of
                                            Price of   Options   Exercisable Options and
                                 Options     Options     and      Options      Warrants -
                                   and         and     Warrants     and        Currently
                                 Warrants   Warrants   Granted    Warrants   Exercisable
                                 --------   --------   --------   --------   -----------

Outstanding December 31, 1998      896,538      $3.40               590,867         $2.52
  Granted                          279,500      $1.81     $3.50
  Forfeited or exercised           (60,695)     $(.25)
                                  --------

Outstanding September 30, 1999    1,115,343     $4.29               616,925         $3.54
  Granted                          141,305       $.99     $3.45
  Forfeited or exercised          (198,245)     $(.66)
                                  --------

Outstanding September 30, 2000    1,058,403     $4.85               680,436         $3.32
                                  =========

                                                   September 30, 2000
                          ------------------------------------------------------------
                            Options and Warrants  Outstanding        Warrants Exercisable
                          --------------------------------------  -----------------------
                                                      Weighted
                                         Weighted      Average                  Weighted
  Range of Options and                    Average     Remaining                  Average
        Warrants             Number      Exercise    Contractual    Number      Exercise
     Exercisable Price     Outstanding     Price        Life      Exercisable    Price
------------------------- ------------- ------------ -----------  -----------  ----------

$3.00 - $5.50                 709,603         $3.68   4.8 years       629,116         $2.99
$5.75 - $8.18                 348,800         $7.24   5.5 years        51,320         $7.31
                           ----------                              ----------

                            1,058,403         $4.85   5.0 years       680,436         $3.32
                           ==========                              ==========

Note 12 - Income Taxes

The components of the provision for income tax expense (benefit) are as follows:

                                     September 30,    September 30,     December 31,
                                        2000              1999              1998
                                    ------------      ------------      -----------

Current income tax expense           $ 1,344,298       $ 1,951,848       $   213,500
Deferred income tax benefit             (621,560)       (1,230,160)         (582,053)
                                     -----------       -----------       -----------

                                     $   722,738       $   721,688       $  (368,553)
                                     ===========       ===========       ===========

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

                                                 September 30,  September 30,  December 31,
                                                      2000           1999          1998
                                                 ------------   ------------   ----------

Current deferred tax asset                        $    221,182   $    128,718   $   81,260
Current deferred tax liabilities                            -              -            -
                                                  ------------   ------------   ---------

Net current deferred tax asset                    $    221,182   $    128,718   $   81,260
                                                  ============   ============   ==========

                                                  September 30,  September 30,    December 31,
                                                       2000           1999            1998
                                                  ------------   ------------    -----------

Long-term deferred tax asset                       $  6,242,732   $  4,890,254    $  1,673,620
Long-term deferred tax liability                     (2,032,106)    (1,383,041)       (938,812)
                                                   ------------   ------------    ------------
Net long-term deferred tax asset                      4,210,626      3,507,213         734,808
                                                   ------------   ------------    ------------

Net deferred tax asset                             $  4,431,808   $  3,635,931    $    816,068
                                                   ============   ============    ============

Rate Reconciliation

The  reconciliation  of income tax expense (benefit) by applying the Federal statutory tax rates to the Company's effective income tax rate is as follows:

                                           September 30,    September 30, December 31,
                                                2000           1999          1998
                                           -------------  ------------  -----------

Federal statutory rate                             37.0%          37.0%         34.0%
Nondeductible expenses                                -             .9           8.4
Other - deferred including utilization              (.5)          (3.3)        (13.5)
of NOL
Valuation allowance                                 -              -           (78.0)
                                            ----------     ----------    -----------

                                                   36.5%          34.6%        (49.1)%
                                            ===========    ===========   ===========

Note 13 - Employee Benefit Plan

The Company has  adopted a 401(k)  plan during 1995 for its  employees.  Participation is voluntary and employees  are eligible to  participate  at age 21 and after one year of employment  with the Company.  Effective  January 1, 2000, the Company  changed its match  under the 401(k)  plan to match  100% of the  participants'  elective  deferral contributions to the plan, up to a maximum Company matching  contribution  equal to 6%
of the participants' compensation.

Starting  January 1, 2000,  the Company  matching  contributions  will be 100% vested, regardless  of the  participant's  years of service with the Company.  As always,  the
Company matching contribution is 50% in cash and 50% in Company stock.

A participant is always 100% vested in their elective  deferral  contributions  to the plan.

Note 13 - Employee Benefit Plan (continued)

The  Company's  matching   contributions   prior  to  January  1,  2000  vest  to  the
participant according to the following vesting schedule:

Years of Services              Percentage
------------------         -------------------

           1                        0%
           2                       25%
           3                       50%
           4                       75%
           5                      100%

The  Company  has  contributed  $150,304,  $60,427  and  $31,675  to the  Plan for the
periods ended September 30, 2000 and 1999 and December 31, 1998, respectively.

Note 14 - Earnings (Loss) Per Share

The  following  table sets forth the  computation  for basic and diluted  earnings per share:

                                                  For the Year    For the Nine     For the
                                                      Ended       Months Ended    Year Ended
                                                  September 30,  September 30,   December 31,
                                                        2000           1999          1998
                                                  ------------   -------------   ----------
Numerator - net income before cumulative effect
-----------------------------------------------
   of changes in accounting principle
   ----------------------------------
  Numerator for basic earnings per share          $  1,073,048   $   1,242,391   $   891,725
  Preferred dividends (net of taxes)                    97,798          78,265            -
                                                   -----------    ------------    ---------

  Numerator for diluted earnings per share         $ 1,170,846    $  1,320,656    $  891,725
                                                   ===========    ============    ==========

Numerator for basic and diluted earnings per
   share - cumulative effect of changes in
   accounting principle                                N/A        $ (2,769,592)      N/A
                                                                  ============

Denominator - weighted average shares
-------------------------------------
  Denominator for basic earnings per share -
   weighted average shares                           3,019,849       3,060,878     3,014,042
  Effect of dilutive securities - convertible
   debt, options and warrants                          708,912         755,671       431,930
                                                   -----------    ------------    ----------
  Denominator for diluted earnings per share -
   adjusted weighted average shares                  3,728,761       3,816,549     3,445,972
                                                   ===========    ============    ==========

Denominator for basic and diluted earnings per
   share - cumulative effect of changes in
   accounting principle                                N/A           3,060,878         N/A
                                                                  ============

  Basic earnings (loss) per share                  $       .36    $      (.50)    $       .30
                                                   ===========    ===========     ===========

  Diluted earnings (loss) per share                $       .31    $      (.55)    $       .26
                                                   ===========    ===========     ===========

Where the  inclusion  of potential  common  shares is  anti-dilutive,  such shares are excluded from the computation.

Note 15 - Area Director Territory Repurchases

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

                                                             For the Year Ended
(Unaudited)                                                 September 30, 1999
-----------                                                -------------------

Total revenue                                                $      27,460,938
Income from franchise operations                             $       4,227,174
Income from Company store operations                         $         618,190
Net income before taxes                                      $       2,163,511
Net (loss) applicable to common shareholders                 $      (1,138,367)

Net (loss) per share - basic                                 $            (.37)
Net (loss) per share - diluted                                            (.43)

Note 17 - Subsequent Events

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

Note 18 - Restatement

Net income has been restated to reflect the tax effected expensing of start-up costs and the correction of the amortization of area director territories, which had the following effect:
                                                                        Fully Diluted
                                            Net        Basic Earnings    Earnings Per
                                          Income         Per Share          Share
                                          ------         ---------          -----
As previously reported September 30,
2000                                     $1,115,782       $0.37            $0.33

Restatement adjustment                      (42,734)      (0.01)           (0.02)
                                            --------      ------           ------
As restated September 30, 2000           $1,073,048       $0.36            $0.31
                                         ==========       =====            =====

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

      The names of and other information about our Directors as of December 18,
2000, are set forth below

        Nominee           Age        Position(s) with Company       Director
                                                                    Since
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

       Name           Age         Position(s) with the Company
-------------------  -----  ---------------------------------------------------
 Richard E. Schaden   36    President, Chief Executive Officer and Chairman of
                            the Board
 Steven B. Shaffer    49    Executive Vice President for Operations
 Robert W. Scanlon    54    Executive Vice President for Development
 Robert A. Elliott    43    Executive Vice President for Marketing
 Sue A. Hoover        54    Executive Vice President for Corporate Communications
 Richard F. Schaden   62    Vice President, Secretary and Director
 Patrick E. Meyers    41    Vice President and General Counsel
 John L. Gallivan     53    Chief Financial Officer, Treasurer and Assistant
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

Compliance with Section 16(a) of  the Exchange Act

      Section  16(a)  of the  Securities  Exchange  Act of 1934  requires  that our directors,  our officers  (including a person performing a policy-making  function)
and persons who own more than 10% of a  registered  class of our equity  securities
("10%  Holders")  to file  with the  Securities  and  Exchange  Commission  ("SEC")
initial  reports of  ownership  and reports of changes in ownership of Common Stock and other equity  securities.  Directors,  officers and 10% Holders are required by
SEC  regulations  to furnish us with  copies of all of the  Section  16(a)  reports they file.  Based  solely upon such  reports,  we believe  that during  fiscal 2000 our  directors,  advisors,  officers  and 10%  Holders  complied  with  all  filing requirements  under  Section  16(a) of the Exchange  Act,  except that Mr.  Shaffer inadvertently  failed to timely  file a Form 4. Such  failure  was  remedied by the timely filing of his From 5 for fiscal 2000.

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

Summary  Compensation  Table

      The following  table provides  certain summary
information for fiscal 2000, 1999 and 1998 concerning  compensation  awarded,  paid to, or earned by, the Named Officers:

                                                                Long-Term and Other
                            Annual Compensation                     Compensation
                                                            ----------------------------
                                                               Option     401(k) Plan
Name and Position    Year(1)      Salary        Bonus         Shares(2)  Contribution(3)

Richard E. Schaden,  12/31/98    $181,452     $130,625          5,164       $2,000
President and         9/30/99    $196,710     $  1,500(4)      33,000       $2,329
Chief Executive       9/30/00    $221,500     $301,500(4)       4,000       $3,997
Officer

Steven B. Shaffer,   12/31/98    $ 22,611     $      0          4,000       $    0
Executive Vice        9/30/99    $ 75,000     $  8,177         18,500       $    0
President             9/30/00    $126,000     $113,044              0       $3,192
For Operations

Patrick E. Meyers,   12/31/98    $ 84,000     $ 24,674          5,164       $    0
Vice President and    9/30/99    $ 72,768     $ 24,674         14,000       $2,500
General Counsel       9/30/00    $126,667     $120,146              0       $2,749

Robert W. Scanlon,   12/31/98    $ 85,783     $ 28,115          5,164       $3,418
Executive Vice        9/30/99    $ 78,000     $ 10,289          9,000       $5,885
President of          9/30/00    $118,334     $ 48,067              0       $3,977
Development

Sue A. Hoover,       12/31/98    $ 90,479     $ 13,968          9,164       $3,016
Executive Vice        9/30/99    $ 73,125     $ 20,826          6,000       $3,962
President  of         9/30/00    $124,167     $ 36,120              0       $7,609
Corporate
Communications

John Fitchett,       12/31/98    $ 92,000     $  7,674          5,164       $1,051
Senior Vice           9/30/99    $ 75,000     $ 11,233          9,000       $1,916
President             9/30/00    $113,542     $121,324              0       $5,579

George Boedecker     12/31/98    $292,000     $  4,343          6,000       $    0
Senior Vice           9/30/99    $ 75,000     $  6,212         13,000       $1,787
President             9/30/00    $115,375     $118,451              0       $5,712

                     12/31/98    $ 83,500     $ 78,375              0       $    0
Richard F. Schaden,   9/30/99    $ 62,625     $      0(4)           0       $    0
Vice President and    9/30/00    $ 86,979     $      0(4)       4,000       $    0
Secretary

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

(3) We provide our employees  with a 401(k)  Employee's  Savings Plan,  pursuant to which we  contribute to each  eligible  employee's  account an amount equal to 100%
of  such  employee's  annual  contribution  up  to  6%  of  each  employee's  total compensation.  Employees  in  1999  were  limited  to  a  maximum  contribution  of
$10,000  by  applicable  provisions  of the  Internal  Revenue  Code.  That  amount increases  to  $10,500  in  2000.  Prior  to  1999,  our  match  was  50%  of  each employee's  contribution.  We have  issued  shares of  Common  Stock for 50% of our annual  contribution  to each account under the 401(k) Plan. In December  2000, our directors amended the 401 (k) plan to provide for 100% of matches in cash.

(4) The Company is  contractually  obligated to pay both Mr. Richard E. Schaden and
Mr.  Richard  F.  Schaden a bonus  based upon any  positive  increase  in  earnings before interest,  taxes,  depreciation and amortization for each full calendar year over the level of such amount for the prior full  calendar  year during the term of
their  respective  employment   agreements.   See  "Employment   Contracts"  below.
During 1999,  there was a change in accounting  principle  resulting  from a change in the Securities and Exchange  Commission's  position regarding the recognition of
area  director  fees  as  income.  The  Commission's   position  shifted  from  one
permitting  immediate  recognition to one requiring  amortization of such fees into income  over  several  years.  As a result,  we took a charge  against  earnings in fiscal 1999 of  $2,769,592.  The impact on the  Schadens  from this change was that they  received  virtually  no bonuses for fiscal 1999.  However,  in future years a portion of their  bonuses  will result  from  amortized  income from area  director fees that had been taken into income,  and therefore  counted towards their bonuses in years prior to the accounting  change and the charge  against  income  described above.  The next bonus  calculation  for the Schadens will be made for the calendar year 2000.  The Board of  Directors  has approved an advance of $300,000 to Richard
E.  Schaden  based on the  expectation  that his  bonus  will be in  excess of such amount.  In  addition,  the  Board of  Directors  has  approved  the  exclusion  of certain one time  non-recurring  expense items in the amount of $2,916,536 from the calculation  of EBITDA for the purpose of  determining  the  Schadens'  bonuses for
2000.

Stock  Option  Awards

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

      In connection with our  self-tender  offer that was completed on December 11,
2000,  our Board of Directors has approved a profit  sharing plan that all Quizno's employees  will be able to  participate  in. Such plan will  replace  the  Employee
Plan beginning in 2001.

      Option information for fiscal 2000 relating to the Named Officers is set forth below:

Option Grants in Fiscal 2000

                       Number of
                       Shares of     Percentage of
                      Common Stock    Total Options
                       Underlying      Granted to
                    Options Granted   Employees in                 Expiration
      Name          in Fiscal 2000     Fiscal 2000                     Date

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
-----------
(1)   The grants of these  options  were  included  in the grants to all  directors under our  Directors  and  Advisors  Stock  Option Plan and expire on the first to occur of the tenth  anniversary of the grant date or the third  anniversary of the termination of the individual's status as a Director or Advisor.

(2)   These  options,  granted under the Employee Plan,  vest in equal  proportions on the second,  third and fourth  anniversaries  of the grant.  They  terminate on
       the  fifth   anniversary  of  the  grant  or  ninety  days  after  termination  of employment, if earlier.

Option Exercises and Year-End Values in Fiscal 2000

                                                             Value of
                                    Number of Shares        Unexercised
                                 Underlying Unexercised  In-the Money Options
                                   Options at Year-End       at Year-End(1)
                                   -------------------   ---------------------
               Shares    Value     Exercis-   Unexer-    Exercis-    Unexer-
  Name        Exercised Realized     able      cisable     able       cisable
-----------   --------- --------   ---------- --------   ---------- ----------

Richard E.      3,873     $12,122     5,087     34,291     $2,370     $1,381
Schaden

Richard F.      0         0           4,000        0          0         0
Schaden

Steven B.       4,000     $12,000       0       20,000        0       $6,260
Shaffer

Robert W.       0         0           5,600     12,691     $16,764    $8,776
Scanlon

Sue A. Hoover   3,873     $11,619    13,200     12,091     $20,556    $6,124

Patrick E.      3,873     $14,040    22,000     15,291     $54,700    $2,020
Meyers

John Fitchett   0         0           5,600     20,691     $16,764    $9,256

George          0         0           1,800     25,700     $4,617     $5,426
Boedecker

(1) The dollar values are  calculated by determining  the difference  between $6.44 per share,  the fair market value of the Common Stock at  September  30, 2000,  and the exercise price of the respective options.

Employment  Contracts

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

      During fiscal 2000, we paid three of our non-employee  directors,  who served all year,  $2,500each,  a fourth director who attended three meetings  $1,500,  and our new director John Todd,  $500, as compensation  for their attendance at regular
Board  and  Committee   meetings.   For  their  service  during  fiscal  2000,  all
Directors  received a grant of options to  purchase  4,000  shares of Common  Stock that  immediately  vested,  except  John Todd,  who  received a grant of options to purchase 1,000 shares of Common Stock that immediately vested.

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

                                                              Preferred
                                Common Stock  Common Stock      Stock
     Name and Address(1)          Owned(2)     Percentage     Owned and
                                                             Percentage

     Richard E. Schaden.......  872,384(3)          35.8%        (7)

     Richard F. Schaden.......  921,470(3)          37.0%        (7)

     Levine Leichtman Capital          (4)          14.0%        (0)
     Partners II, L.P,
     355 North Maple Drive,
     Suite 240 Beverly Hills,
     CA 90210

     Brad A. Griffin..........        0             *             0

     Mark L. Bromberg.........   14,000(5)          *             0

     J. Eric Lawrence.........        0             *             0

     Frederick H. Schaden.....   28,000(5)          *            (7)

     John J. Todd.............    1,000(5)          *             0

     Steven B. Shaffer........   27,300(6)          *            (7)

     Robert W. Scanlon........        0             *             0

     Sue A. Hoover............     3,873(6)         *             0

     Patrick E. Meyers........    15,723(6)         *             0

     John Fitchett............        0 (6)         *            (7)

     George Boedecker.........        0 (6)         *            (7)

     All Executive Officers
     and Directors as a Group
     (13 persons)(3),(5),(6)..  1,885,223          71.3%         (7)

-----------------------------------------------------------------------------------

   *Less than 1% of shares outstanding.

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
      Schaden has  withdrawn  773,667 shares  of common stock from the voting trust to use to secure a  personal  loan,  subject,  however,  to an  agreement  to redeposit  those  shares  into  the  voting  trust  if  they  are  no  longer
      necessary   to   secure   such   loan.   Otherwise,    Richard E.    Schaden,
      individually,  beneficially  owns  1,084 shares of our common stock allocated to him under our  401(k) Plan,  4,339 shares  of our common stock held in his own name,  17,378 shares  of our  common  stock  represented  by  exercisable stock options and  2,000 shares  of our common stock owned by a family member for which he holds  sole  voting  power.  Richard F.  Schaden,  individually, beneficially  owns  34,000 shares of our Class C  Preferred,  4,000 shares of our common stock  represented  by  currently  exercisable  stock  options and
      34,803 shares of our Class E Preferred.

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
(5)   All the  shares  indicated  as  owned  by  Messrs.  Bromberg  and Todd may be acquired  through the  exercise of stock  options.  All the shares  indicated
      as owned by  Messrs. Frederick  Schaden may be acquired  through the exercise of stock options or conversion of Class C Preferred by the holder.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On  December 31,  1996,  Retail & Restaurant  Growth Capital,  L.P.  ("RRGC")
made a $2,000,000  loan to our  company,  a portion of which was  convertible  into
372,847  shares of our  Common  Stock.,  and with  interest  accrued  at 12.75% per annum.  If the loan were repaid  before  conversion,  RRGC would  receive a warrant to purchase  the same number of shares of our Common  Stock at $3.10 per share.  In connection  with an  amendment to the loan  agreement,  we also issued a Warrant to
RRGC that  granted  it the right to  purchase  up to  42,209  shares of the  Common
Stock at $5.00 per  share.  Such  number of shares of Common  Stock was  subject to downward  adjustment  if we meet certain net income and other goals.  On January 6,
1999,  we paid off the loan from RRGC and issued to RRGC the  Warrant  to  purchase
372,847  shares of Common Stock  referred to above.  In connection  with the Tender
Offer,  all of RRGC's  Warrants were  purchased by and a Termination  Agreement was signed that terminated all of our obligations to RRGC.

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
During  fiscal  2000 and 1999 each  preferred  shareholder  received  dividends  of
$28,470  annually.  In  addition,  Richard F.  Schaden  owns  34,000  shares of our
Class C Preferred  Stock and 34,803  shares of our Class E Preferred  Stock and was paid $36,386 in dividends on such shares during fiscal 20000.

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
At  September  30, 2000, $ 55,550 was owed to us on this  promissory  note.  During
fiscal   2000  and  1999,   payments   on  such  note  were   $11,800  and  $8,000,
respectively.  IFM is  also  indebted  to us for  $7,216  in  connection  with  the resale  of a  Restaurant  once  operated  by  IFM.  IFM is  reducing  this  debt by offsetting  commissions  on royalty  fees from that  location  paid to the managing
Area  Director.  The debt is  expected  to be reduced to zero in  approximately  15
months.     .

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
              to the Company's Form 10-KSB, dated December 30, 1999.

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

3.6           Articles of Amendment to the Articles of Incorporation of the
              Company, authorizing 10,000 shares of Class D Cumulative
              Convertible Preferred Stock, incorporated by reference to
              Exhibit 3.6 to the Company's Form 10-KSB, dated December 30,
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

9.4           Third Amendment to Voting Trust Agreement dated as of September
              1, 1999, incorporated by reference to Exhibit 9.4 to the
              Company's Form 10-KSB, dated December 30, 1999.

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

10.1          Employment Agreement of Mr. Richard E. Schaden, dated December
              12, 2000, incorporated by reference to the form filed as
              Exhibit (e)(1) to the Company's Schedule TO filed with the
              Commission on November 13, 2000.

10.2          Employment Agreement of Mr. Richard F. Schaden, dated December
              12, 2000, incorporated by reference to the form filed as
              Exhibit (e)(2) to the Company's Schedule TO filed with the
              Commission on November 13, 2000.

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

10.17         Asset Purchase Agreement between The Quizno's Acquisition
              Company and Bain's Deli Corporation dated as of February 1,
              1999, incorporated by reference to Exhibit 10.28 to the
              Company's form 10-KSB filed with the SEC on March 31, 1999.

10.18         Airplane Purchase Agreement, dated as of September 22, 1999, between the Company and Sacramento Aviation management Company, incorporated by reference to Exhibit 10.24 to the Company's
              Form 10-KSB, dated December 30, 1999.

10.19         Interchange Agreement, dated as of October 13, 1999, between the Company and Richard F. Schaden, P.C., incorporated by
              reference to Exhibit 10.25 to the Company's Form 10-KSB, dated
              December 30, 1999.

10.20         Form of Master Franchise Agreement, incorporated by reference to Exhibit 10.26 to the Company's Form 10-KSB, dated December
              30, 1999.

10.21         Investment letter agreement, dated as of October 4, 1999,
              between the Company and AMERESCO Commercial Finance, Inc., incorporated by reference to Exhibit 10.27 to the Company's
              Form 10-KSB, dated December 30, 1999.

10.22         Form of Promissory Note, dated as of October 5, 1999, issued by the Company to AMERESCO Commercial Finance, Inc., incorporated by reference to Exhibit 10.28 to the Company's Form 10-KSB, dated December 30, 1999.

10.23         Form of Pledge and Security Agreement, dated as of October 5,
              1999, between the Company and AMERESCO Commercial Finance,
              Inc., incorporated by reference to Exhibit 10.29 to the
              Company's Form 10-KSB, dated December 30, 1999.

10.24         Securities Purchase Agreement between the Company, its
              subsidiaries and Levine Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(1) to the Company's
              Schedule TO filed with the Commission on November 13, 2000

10.25         Form of Secured Senior Subordinated Note Due 2005 issued to
              Levine Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(2) to the Company's Schedule TO filed with the Commission on November 13, 2000

10.26         Form of Warrant to purchase Common Stock issued to Levine
              Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(3) to the Company's Schedule TO filed with the
              Commission on November 13, 2000

10.27         Form of Warrant to purchase Preferred Stock issued to Levine
              Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(4) to the Company's Schedule to filed with the
              Commission on November 13, 2000

10.28         Form of Registration Rights Agreement between the Company and
              Levine Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(5) to the Company's Schedule TO filed with the Commission on November 13, 2000

10.29         Form of Investor Rights Agreement between the Company, Richard
              E. Schaden, Richard F. Schaden and Levine Liechtman Capital
              Partners II, L.P., incorporated by reference to Exhibit (b)(6)
              to the Company's Schedule TO filed with the Commission on
              November 13, 2000

10.30         Form of Security Agreement between the Company, certain of its subsidiaries and Levine Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(7) to the Company's
              Schedule TO filed with the Commission on November 13, 2000

10.31         Form of Pledge Agreement between the Company, certain of its subsidiaries and Levine Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(8) to the Company's
              Schedule TO filed with the Commission on November 13, 2000

10.32         Form of Grant of Security Interest in Trademarks, Patents and
              Licenses between the Company, its subsidiaries and Levine
              Liechtman Capital Partners II, L.P., incorporated by reference to Exhibit (b)(9) to the Company's Schedule TO filed with the
              Commission on November 13, 2000

10.33         Termination Agreement, dated November 6, 2000, between the
              Company and Retail & Restaurant Growth Capital, L.P.,
              incorporated by reference to Exhibit (d)(1) to the Company's
              Schedule TO filed with the Commission on November 13, 2000.

10.34         Form of Guaranty Agreement between the Company and Tucker
              Anthony, Inc., incorporated by reference to Exhibit (d)(2) to the Company's Schedule TO filed with the Commission on November
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
              333-46058.*
   ----------
*Incorporated by reference to exhibit of same number as filed with the Company's
Form 10-KSB, dated December 29, 2000.

      (b) Reports on Form 8-K.  We filed one report on Form 8-K during the fiscal quarter ending September 30, 2000.  The Form 8-K filing reported on an Item 5 matter, the press release announcing the election of John J. Todd to our Board of
Directors.  Such filing was made on September 29, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 22, 2001.

                                    THE QUIZNO'S CORPORATION

                                    By:/s/ Richard E. Schaden_________
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

      Signature                     Title                                      Date

                                   President, Chief Executive               October 22, 2001
/s/ Richard E. Schaden              Officer and Chairman of the
Richard E. Schaden                  Board of Directors
                                   (Principal Executive Officer)

/s/ Richard F. Schaden              Vice President,                         October 22, 2001
Richard F. Schaden                  Secretary and Director

/s/ Mark L. Bromberg                Director                                October 22, 2001
Mark L. Bromberg

/s/ J. Eric Lawrence                Director                                October 22, 2001
J. Eric Lawrence

/s/ Frederick H. Schaden            Director                                October 22, 2001
Frederick H. Schaden

/s/ John J. Todd                    Director                                October 22, 2001
John J. Todd

/s/ John L. Gallivan                Chief Financial Officer                 October 22, 2001
John L. Gallivan                    and Treasurer (Principal
                                    Financial and Accounting
                                    Officer)