Form 10QSB/A
period 2000-12-31
QUIZNOS CORP
filed 2001-10-22
CIK 915803

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
                                                                      Outstanding at
                       Class                                         February 13, 2001
            ------------------------------                           -----------------
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

Management's Discussion and Analysis or Plan of Operation

Part II - OTHER INFORMATION

Signatures

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                            December 31,
                                                   ----------------------------
                                                       2000
                                                    (Restated)          1999
                                                   -----------      -----------

FRANCHISE OPERATIONS:
  Continuing fees ............................     $ 5,997,737      $ 3,637,481
  Initial franchise fees .....................       1,546,000        1,462,430
  Area director and master franchise fees ....         196,386          480,796
  Other ......................................         409,579          227,404
  Interest ...................................         185,069          130,693
                                                   -----------      -----------
   Total revenue .............................       8,334,771        5,938,804
                                                   -----------      -----------
Expenses
  Sales and royalty commissions ..............      (2,262,068)      (1,757,020)
  General and administrative .................      (4,397,532)      (2,521,515)
                                                   -----------      -----------
   Total expenses ............................      (6,659,600)      (4,278,535)
                                                   -----------      -----------
Net income from franchise operations .........       1,675,171        1,660,269
                                                   -----------      -----------

COMPANY STORE OPERATIONS: (Note 5)
  Sales ......................................       4,045,686        2,860,737
                                                   -----------      -----------
  Cost of sales ..............................      (1,202,546)        (858,296)
  Cost of labor ..............................        (935,681)        (876,522)
  Other store expenses .......................      (1,764,658)        (934,124)
                                                   -----------      -----------
   Total expenses ............................      (3,902,885)      (2,668,942)
                                                   -----------      -----------
Net income from Company stores operations ....         142,801          191,795
                                                   -----------      -----------

                            (continued on next page)

                                   (Unaudited)

                       THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                          STATEMENTS OF OPERATIONS (continued)

                                                          Three Months Ended
                                                              December 31,
                                                      --------------------------
                                                          2000
                                                       (Restated)        1999
                                                      -----------    -----------
OTHER INCOME (EXPENSE):
   New company start-up costs .....................   $  (186,878)   $      --
   Impairment of long-lived assets (Note 5) .......      (993,632)          --
   Financing costs (Note 4) .......................    (2,205,113)          --
   Loss on sale of Company stores .................       (36,728)       (43,595)
  Provision for bad debts .........................       (65,245)      (167,871)
  Depreciation and amortization ...................      (615,644)      (443,153)
  Amortization of deferred financing costs ........       (56,444)       (18,832)
  Interest expense ................................      (620,044)      (466,968)
  Other expense ...................................        (1,595)       (60,559)
                                                      -----------    -----------
Total other income (expense) ......................    (4,781,323)    (1,200,978)
                                                      -----------    -----------

Net income (loss) before income taxes .............    (2,963,351)       651,086
Income tax (provision) benefit ....................     1,096,440       (226,367)
                                                      -----------    -----------

Net income (loss) .................................    (1,866,911)       424,719
Preferred stock dividends .........................       (49,294)       (39,285)
                                                      -----------    -----------

Net income (loss) applicable to common shareholders   $(1,916,205)   $   385,434
                                                      ===========    ===========

Basic net income (loss) per share of common stock .   $     (0.67)   $      0.13
                                                      ===========    ===========

Diluted net income (loss) per share of common stock   $     (0.67)   $      0.11
                                                      ===========    ===========

Weighted average common shares outstanding

  Basic ...........................................     2,869,610      3,058,339
                                                      ===========    ===========

  Diluted .........................................     2,869,610      3,765,135
                                                      ===========    ===========

                                      (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                         ------

                                                         December 31,   September 30,
                                                             2000          2000
                                                           Restated      Restated
                                                          -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents ...........................   $ 1,694,969   $ 2,493,976
  Short term investments ..............................     8,216,633     5,324,336
  Accounts receivable, net of allowance for doubtful
   accounts of $287,538 at December 31, 2000 and
   $222,293 at September 30, 2000 .....................     2,491,799     2,066,247
  Current portion of notes receivable (Note 7) ........     1,280,688     1,545,844
  Deferred tax asset ..................................       221,182       221,182
   Prepaid interest ...................................     1,760,218          --
  Other current assets ................................       367,517       481,854
                                                          -----------   -----------
Total current assets ..................................    16,033,006    12,133,439
                                                          -----------   -----------

Property and equipment and assets held for resale at
 cost, net of accumulated depreciation and amortization
 of $2,753,879 at December 31, 2000 and $2,433,637 at
 September 30, 2000 (Note 5) ..........................    10,759,688    11,863,819
                                                          -----------   -----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
   $1,205,131 at December 31, 2000 and $1,104,646 at
   September 30, 2000 (Note 5) ........................     4,443,922     4,497,528
  Investments in area directorships, net of accumulated
   amortization of $263,667 at December 31, 2000 and
   $167,893 at September 30, 2000 (Note 6) ............     4,260,515     4,236,151
  Other deferred assets (Note 4) ......................     6,118,743     2,782,498
  Deferred tax asset ..................................     4,216,929     4,210,626
  Deposits and other assets ...........................       138,052       130,837
  Notes receivable, net of allowance for doubtful
   accounts of $50,000 at December 31, 2000 and $50,000
   at September 30, 2000 ..............................     1,242,025     1,301,435
                                                          -----------   -----------
Total other assets ....................................    20,420,186    17,159,075
                                                          -----------   -----------

Total assets ..........................................   $47,212,880   $41,156,333
                                                          ===========   ===========

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                          December 31,    September 30,
                                                              2000            2000
                                                            Restated        Restated
                                                          ------------    ------------
CURRENT LIABILITIES:
  Accounts payable ....................................   $  1,899,768    $  2,614,437
  Accrued liabilities .................................      2,122,320       1,495,797
  Current portion of long term obligations ............      1,759,182       1,550,501
  Income taxes payable ................................           --           332,447
                                                          ------------    ------------
Total current liabilities .............................      5,781,270       5,993,182

Line of credit (Note 3) ...............................           --              --
Long term obligations (Notes 4 and 8) .................     29,655,275      16,037,238
Deferred revenue ......................................     17,765,795      16,402,957
Warrants subject to put (Note 4) ......................      3,373,801            --

COMMITMENTS AND CONTINGENCIES  (Notes 2 and 7)

Preferred stock, $.001 par value, 1,000,000 shares
 authorized:
Series A issued and outstanding 146,000 at December 31,
 2000 and September 30, 2000 ($876,000 liquidation
 preference) ..........................................            146             146
Series C issued and outstanding 57,000 at December 31,
 2000 and 167,000 at September 30, 1999 ($285,000
 liquidation preference) ..............................             57             167
Series D issued and outstanding 3,000 at December 31,
 2000 and September 30, 2000 ($9,000 liquidation
 preference) ..........................................              3               3
Series E issued and outstanding 59,480 at December 31,
 2000 and September 30, 2000 ($512,718 liquidation
 preference) ..........................................             59              59
Common stock, $.001 par value; 9,000,000 shares
 authorized; issued and outstanding 2,340,406 at
 December 31, 2000 and  3,007,921 at September 30, 2000
 (Note 4) .............................................          2,340           3,008
Capital in excess of par value ........................        407,441       3,857,702
Accumulated deficit ...................................     (9,773,307)     (1,138,129)
                                                          ------------    ------------

Total liabilities and stockholders' equity (deficit) ..   $ 47,212,880    $ 41,156,333
                                                          ============    ============

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                               December 31,
                                                        ----------------------------
                                                             2000
                                                          Restated           1999
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................   $ (1,866,911)   $    424,719
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization ....................        615,643         443,153
   Impairment of long-lived assets ..................        993,632            --
   Provision for losses on accounts receivable ......         65,245         167,871
   Deferred income taxes ............................         (6,303)        (12,890)
   Promissory notes accepted for area director fees .        (94,824)       (200,000)
   Prior year financing costs .......................        104,896            --
   Amortization of prepaid interest expense .........        102,042            --
   (Gain) loss on disposal of Company store .........        (24,419)         43,595
   Amortization of deferred financing costs .........         56,445          18,832
   Amortization of deferred area director fee revenue        (16,739)        146,192
   Area director expenses recognized ................          2,666         (14,619)
   Other ............................................          2,177            --
   Changes in assets and liabilities:
     Accounts receivable ............................       (490,797)       (543,517)
     Other current assets ...........................         47,591         (38,687)
     Accounts payable ...............................        708,989         563,085
     Accrued liabilities ............................        626,523          67,571
     Income taxes payable ...........................     (1,769,118)       (629,533)
     Deferred franchise costs .......................       (122,100)       (116,525)
     Deferred initial franchise fees and other fees .      1,379,577         404,029
                                                        ------------    ------------
Net cash provided by operations .....................        314,215         723,276
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ................       (559,138)     (4,189,118)
  Issuance of other notes receivable ................       (850,000)        (14,000)
  Short term investments ............................     (2,892,297)       (982,321)
  Proceeds from the sale of assets and stores .......        320,000         100,361
   Acquisition of Company owned stores ..............           --        (4,959,746)
  Principal payments received on notes receivable ...      1,269,390         275,126
  Intangible and deferred assets and deposits .......        (37,444)        107,749
  Investments in area director territories ..........        (84,969)       (413,790)
                                                        ------------    ------------
Net cash used in investing activities ...............     (2,834,458)    (10,075,739)
                                                        ------------    ------------

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                          Three Months Ended
                                                             December 31,
                                                      ----------------------------
                                                           2000
                                                        Restated           1999
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock ....................           --           132,893
  Principal payments on long term obligations ....       (377,515)     (3,346,956)
   Line of credit ................................           --         3,350,000
   Proceeds from issuance of notes payable .......     12,000,000      14,000,000
   Financing costs ...............................         (1,760)       (644,476)
  Common Stock tendered or repurchased ...........     (6,201,240)     (1,114,032)
  Costs associated with tender of Common Stock and
   repurchase of stock options and warrants ......     (3,648,955)           --
  Dividends paid .................................        (49,294)        (39,285)
                                                     ------------    ------------
Net cash provided by financing activities ........      1,721,236      12,338,144
                                                     ------------    ------------

Net increase (decrease) in cash ..................       (799,007)      2,985,681

Cash, beginning of period ........................      2,493,976         626,828
                                                     ------------    ------------

Cash, end of period ..............................   $  1,694,969    $  3,612,509
                                                     ============    ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest .......   $    643,521    $    459,409
                                                     ============    ============
  Cash paid during the period for income taxes ...   $    672,468    $    855,450
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

                                      (Unaudited)

                       THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Convertible
                                       Preferred Stock                 Common Stock          Additional       Accumulated
                                 --------------------------    --------------------------     Paid-in            Deficit
                                    Shares         Amount         Shares        Amount        Capital           Restated
                                 -----------    -----------    -----------    -----------    -----------      -----------

Balances at September 30, 1999       313,000    $       313      3,074,177    $     3,074    $ 4,485,949      $(2,375,478)

Issuance of common stock
for exercise of options
and pursuant to the ..........          --             --           77,749             78        284,413             --
employee benefit plan

Tax benefit from exercise
of options ...................          --             --             --             --           17,889             --

Issuance of Series D
Convertible Preferred
Stock ........................         4,000              4           --             --           11,396             --

Repurchase of Series D
Convertible Preferred
Stock ........................        (1,000)            (1)           --            --           (2,999)            --

Issuance of Series E
Convertible Preferred
Stock ........................        59,480             59           --             --          467,152             --

Common Stock repurchased .....          --             --         (144,005)          (144)    (1,219,641)            --

Preferred stock dividends ....          --             --             --             --         (186,457)            --

Net income ...................          --             --             --             --             --          1,259,505
                                 -----------    -----------    -----------    -----------    -----------      -----------

Balances at September 30, 2000       375,480            375      3,007,921          3,008      3,857,702       (1,115,973)

Payment in lieu of Common
Stock contribution to the
employee benefit plan ........          --             --           (2,360)            (3)       (25,707)            --

Conversion of Series C
Convertible Preferred
Stock ........................      (110,000)          (110)       110,000            110           --               --

Common Stock tendered
(Note 4) .....................          --             --         (775,155)          (775)    (3,375,260)      (2,825,205)

Costs associated with
tender offer (Note 4) ........          --             --             --             --             --         (3,965,218)

Preferred stock dividends ....          --             --             --             --          (49,294)            --

Net (loss) ...................          --             --             --             --             --         (1,866,911)
                                 -----------    -----------    -----------    -----------    -----------      -----------

Balances at December 31, 2000        265,480    $       265      2,340,406    $     2,340    $   407,441      $(9,773,307)
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
   $3,373,801  and were recorded on the balance sheet as Warrants  Subject to Put and as deferred  financing costs under Other Deferred Assets.  The deferred  financing costs will be  amortized  over  the  life of the  note.  The  Company  accounts  for  these warrants in  accordance  with Emerging  Issues Task Force Issue No. 00-19.  The value of the  warrants  will be adjusted  quarterly  based on the  underlying  value of the
   Company's  Common Stock.  Included in  Amortization  of Deferred  Financing Costs for
   the quarter ended December 31, 2000 was $37,825  related to the  amortization of this cost.  The loan  may be paid  down to $7  million  by  September  12,  2001,  with no penalty and with a corresponding reduction in the percent of warrants.

   The Company  incurred and expensed  $2,205,113 of financing costs related to the LLCP loan.

   The  warrant  agreement  between the Company and LLCP states that upon the earlier to occur of the maturity  date of the note or the  repayment in full of all principal of the note, LLCP shall have the right,  exercisable at its sole option,  to require the
   Company to purchase the warrant  shares at fair market  value,  regardless of whether the warrants have been  exercised.  Therefore,  the Company  followed the guidance in
   Staff Accounting  Bulletins,  Topic 3C - Redeemable  Preferred  Stock.  Although this guidance relates to preferred stock, the Company believes that any redeemable  equity instrument,  whose  redemption  is  controlled  by the  holder,  would fall under the intent of this guidance.  As such, the Company  determined the initial carrying value of  $3,373,801  based  upon the fair  value at the date of issue  and  followed  Rule
   5-02.28 of Regulation S-X in not classifying the equity  instrument as  stockholders'
   equity.

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

                                            December 31,  September 30,
                                               2000           2000
                                            ------------  ------------

    Property and equipment                   $2,757,631      $157,689
    Intangible assets                           371,793        41,172
                                            -----------   -----------
                                              3,129,424       198,861
    Accumulated depreciation and
       amortization                            (514,666)       (4,282)
    Reserve for impairment                     (934,106)            -
                                            ------------  -----------
    Net assets of stores held for resale     $1,680,652      $194,579
                                            ===========   ===========

   Included in the  consolidated  statement of operations under Company Store Operations were the following amounts related to stores held for resale and Company stores:

                           Stores Held For Resale           Company Stores
                           ----------------------           --------------
                             Three Months Ended           Three Months Ended
                             ------------------           ------------------
                        December 31,   December 31,  December 31,   December 31,
                            2000           1999          2000           1999
                        ------------  -----------   -------------  ------------

   Sales                 $1,303,607    $  103,153     $2,742,079    $2,757,584
                        -----------   -----------    -----------   -----------
   Cost of sales           (413,390)      (43,075)      (789,156)     (815,221)
   Costs of labor          (455,974)      (40,575)      (479,707)     (835,947)
   Other store expenses    (642,392)      (48,735)    (1,122,266)     (885,389)
                        ------------  -----------    ------------  -----------
      Store expenses     (1,511,756)     (132,385)    (2,391,129)   (2,536,557)
                        -----------   -----------    -----------   -----------
   Net loss from
      stores held for
      resale             $ (208,149)   $  (29,232)    $  350,950    $  221,027
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

   Also,  during the quarter,  the Company  determined  that an impairment  was required for certain equipment and inventory and expensed a total of $59,526.

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. RESTATEMENT

   Net income has been  restated  to reflect  the tax  effected  expensing  of  start-up costs,  originally  expensed in the quarter  ended  December  2000,  in September 30,
   2000,   the  reversal  of  an  impairment  in  December  2000  and  the   accelerated
   depreciation  of these costs over five  quarters  starting  in December  2000 and the correction of the amortization of area director  territories.  These  adjustments had the following effect:

                                                                            Fully Diluted
                                            Net          Basic Earnings     Earnings Per
   Quarter Ended December 31, 2000        Income           Per Share           Share
   -------------------------------        ------           ---------           -----
As previously reported December 31,
    2000                                $(2,081,938)          $(0.73)          $(0.73)
Restatement adjustment                      165,733             0.06             0.06
                                        -----------           ------           ------

As restated December 31, 2000           $(1,916,205)          $(0.67)          $(0.67)
                                        ===========           =======          ======

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

As our revenues  from foreign  operations  become more  significant,  our  profitability could be adversely  impacted by  international  business risks and political or economic instability in foreign markets.  While  international  operations  involve risks that do not exist in  domestic  operations,  such as adverse  fluctuation  in  foreign  exchange
rates,   monetary  exchange  controls,   foreign   government   regulation  of  business
relationships,  and uncertainty of  intellectual  property  protection,  we believe that the  potential  rewards of  expanding  the market for our  services to selected  foreign countries far outweighs such risks

We incurred a loss before  preferred  dividends  in the first  quarter of fiscal 2001 of
$(1,866,911),  composed of income from franchise  operations of $1,675,171,  income from
Company  owned  store  operations  of  $142,801,  and less other  income and expense and taxes totaling $(3,684,883).

The  following  chart  reflects our revenue  growth by source and number of  restaurants for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000:

                                               Three Months Ended December 31,
                                               -------------------------------
                                               2000                      1999
                                     -------------------------- ------------------------
                                                   % Increase                % Increase
                                        Amount     (Decrease) *    Amount    (Decrease)*
                                     -----------   ------------ -----------  -----------

  Continuing fees                     $5,997,737          65%    $3,637,481        110%
  Initial franchise fees               1,546,000           6%     1,462,430         65%
  Area director and master
  franchise fees                         196,386          (59)%     480,796        (65)%
  Other                                  409,579          80%       227,404         65%
  Interest                               185,069          42%       130,693         12%
                                      ----------    --------     ----------   --------
  Total franchise revenue              8,334,771          40%     5,938,804         41%
  Sales by Company owned stores        4,045,686          41%     2,860,737         25%
                                      ----------    --------     ----------   --------
  Total Revenue                       $12,380,457         41%    $8,799,541         35%
                                      ===========   ========     ==========   ========

* Percentage change from comparable prior fiscal year period.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

                                                                  Three Months Ended
                                                                     December 31,
                                                           ----------------------------
                                                               2000             1999
                                                           ------------      ----------

Restaurants open, beginning                                         972               634
New restaurants opened                                               98               100
Restaurants reopened                                                  1                -
Restaurants closed, to reopen                                        (4)               -
Restaurants closed (3)                                              (11)              (13)
                                                            -----------       -----------

Restaurants open, end                                             1,056               721
                                                            ===========       ===========

Franchises sold, domestic                                           151                97
Franchises sold, international                                        1                21
                                                            -----------       -----------

Total                                                               152               118
                                                            ===========       ===========

Initial franchise fees collected                              $2.7 million      $1.8 million
Systemwide sales, domestic                                   $83.6 million     $53.1 million

Average unit volume for 1999, domestic (1)                        $389,000          $365,000
Same store sales, domestic (2)                                     Up 4.3%           Up 4.7%

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

Since 1999, we have  repurchased 18 area  directorships  for a total of  $4,513,137,  of which one was  purchased  in fiscal 2001 for $73,924.  As a result of such  repurchases, we no longer have to pay the area director sales, opening and royalty  commissions.  The purchase  price  is  recorded  as a  prepaid  commission  and  then  expensed  over  the remaining term of the underlying franchise  agreements.  If the franchise closes, or the royalty  from any  location  is  impaired,  the  remaining  prepaid  royalty  commission related  to the  specific  unit is  expensed.  At  September  30,  2000,  there were 146 franchises  open  and  88  franchises  sold  not  open,  in  repurchased  area  director territories.  During  fiscal  2000,  we expensed  $134,912 for  amortization  of prepaid commissions  related these  franchises  and expensed  another  $6,749  representing  the unamortized  balance related to one such franchise closed.  At December  31,2000,  there were 148 franchises open and 75 franchises  sold not open, in repurchased  area director territories.  During the quarter  ended  December  31,  2000,  we  expensed  $74,906 for amortization  of prepaid  commissions  related  these  franchises  and expensed  another
$20,868 representing the unamortized balance related to two such franchises closed.

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

Company owned store  operations  (excluding  stores held for resale) earned  $350,950 on sales of  $2,742,079  in the first  quarter of fiscal 2001 compared to $221,027 on sales of $2,757,584 in the  comparable  quarter last fiscal year.  During the first quarter of fiscal 2001 we operated  stores for a total of 47 store  operating  months,  compared to
84 store  operating  months in the first  quarter of fiscal 2000.  Sales per store month increased 77% in 2001 to $58,218 from $32,946 in 2000  primarily due to the  acquisition of restaurants and other  operations at Denver  International  Airport in November 1999.
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

New company  start-up  costs were  $186,878 in the first  quarter of fiscal 2001.  These costs  relate to the  start-up  of a new  operating  company to  purchase  and sell food products.  These costs were  primarily  consulting  costs to set-up  administrative  and accounting systems and to finalize the distribution contracts.

Impairment  of  long-lived  assets was  $993,632  in the first  quarter of fiscal  2001.
During the quarter,  we determined  that an impairment  related to our carrying value of our  assets  held for  resale was  required  and  expensed  $934,106.  Also,  during the quarter,  we  determined  that an  impairment  was  required for certain  equipment  and inventory and we expensed a total of $59,526.

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

Depreciation  and  amortization  was  $615,644  in the first  quarter of fiscal 2001 and
$443,153 in the  comparable  quarter last fiscal year.  The increase is primarily due to the  acquisition and  development of new Company owned  restaurants,  the repurchase and
reacquisition   of  area  director   territories   since   December  31,  1999  and  the
acceleration  of  depreciation  associated  with certain assets that will be replaced by
December 31, 2001.

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

Income tax  (provision)  benefit  was a benefit of  $1,096,440  in the first  quarter of fiscal 2001 and a provision of $226,367 in the  comparable  quarter of fiscal 2000.  Our taxable  income has  historically  exceeded our book income  primarily  because  initial franchise  fees we receive are taxable  income in the year  received and are book income in the year the  franchise  opens.  Consequently,  we will not pay income  taxes on this income when it is recognized for financial reporting  purposes.  In the first quarter of fiscal 1999,  we used all of our tax net  operating  loss  carryforwards  and incurred a tax  liability.  Accordingly,  we reduced the amount  recorded as an  impairment  of our deferred  tax asset in prior  years and  recorded  the tax  benefit  of prior  years net operating  losses.  Subsequent to December 31, 1998,  our provision for income taxes was recorded at 37%.

Liquidity and Capital Resources

Net cash  provided by operating  activities  was $314,215 in the first quarter of fiscal
2001  compared  to cash  provided  by  operating  activities  of  $723,276  in the first quarter of fiscal  2000.  The fiscal  2001 amount of $314,215  was  primarily  due to an increase in deferred  initial  franchise  fees of $1,379,577 and an increase in accounts payable and accrue  liabilities of $1,335,512.  These increases were partially offset by a decrease  of  $1,769,118  related to income  taxes  payable and a decrease of $490,797 related to accounts receivable.

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

The promissory note bears interest at 13.25%, interest only payable  monthly,  with the first  twelve  months  prepaid,  and is due in  full  in  October  2005.  LLCP  received warrants for 14% of the equity  ownership of the Company.  The warrants will be adjusted to 14% of the equity  ownership  after  completion  of any merger  transaction  prior to
September  12, 2001. At December 31, 2000,  the warrants  were valued at $3,373,801  and were  recorded  on  the  balance  sheet  as  Warrants  Subject  to Put  and as  deferred financing  costs under Other  Deferred  Assets.  The  deferred  financing  costs will be amortized  over the life of the note.  We  accounted  for these  warrants in  accordance with  Emerging  Issues Task Force Issue No.  00-19.  The value of the  warrants  will be adjusted  quarterly based on the underlying  value of the our Common Stock.  Included in
Amortization  of Deferred  Financing  Costs for the quarter ended  December 31, 2000 was
$37,825  related  to the  amortization  of this  cost.  The loan may be paid  down to $7 million by September  12, 2001,  with no penalty and with a  corresponding  reduction in the percent of warrants.

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

Item 2. Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

    Securities                     Amount of
     Sold/Shares     Date        Consideration       Purchaser(s)         Exemption
------------------   ----        -------------       ---------         ------------

                             Conversion of Class C   8 holders of
110,000 shares of            Convertible Preferred   such Preferred    Section 3
Common Stock        12/11/00 Stock                   Stock             (a) 9

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K:

   Form 8-K, dated  November 13, 2000,  reporting in Item 5 the  commencement  of a self tender offer by the Company.
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
October 22, 2001