Form 10QSB/A
period 2001-03-31
QUIZNOS CORP
filed 2001-10-22
CIK 915803

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

Management's Discussion and Analysis or Plan of Operation

Part II - OTHER INFORMATION

Signatures

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                                   Three Months Ended               Six Months Ended
                                                       March 31,                        March 31,
                                                       ---------                        ---------
                                                 2001                              2001
                                               Restated            2000          Restated           2000
                                            -------------     ------------    ------------     ------------
FRANCHISE OPERATIONS:
   Continuing fees (Note 9) ..............   $  6,562,881     $  3,871,071    $ 12,560,618     $  7,508,553

   Initial franchise fees ................      1,707,473        1,459,677       3,253,473        2,922,107

   Area director and master franchise fees        189,297          150,926         385,683          631,722

   Other .................................        335,519          321,218         745,098          548,621

   Interest ..............................        200,643          135,399         385,712          266,092
                                            -------------     ------------    ------------     ------------
     Total revenue .......................      8,995,813        5,938,291      17,330,584       11,877,095
                                            -------------     ------------    ------------     ------------
Expenses
   Sales and royalty commissions .........     (2,503,432)      (1,883,516)     (4,765,500)      (3,640,536)

   General and administrative ............     (4,243,884)      (3,132,854)     (8,641,416)      (5,654,369)
                                            -------------     ------------    ------------     ------------
     Total expenses ......................     (6,747,316)      (5,016,370)    (13,406,916)      (9,294,905)
                                            -------------     ------------    ------------     ------------
Net income from franchise operations .....      2,248,497          921,921       3,923,668        2,582,190
                                            -------------     ------------    ------------     ------------
COMPANY STORE OPERATIONS: (Note 5)
   Sales .................................      4,310,019        3,757,196       8,355,705        6,617,933
                                            -------------     ------------    ------------     ------------
   Cost of sales .........................     (1,219,692)      (1,071,426)     (2,422,238)      (1,929,722)

   Cost of labor .........................       (901,470)        (824,348)     (1,837,151)      (1,700,870)

   Other store expenses ..................     (1,769,967)      (1,553,801)     (3,534,625)      (2,487,925)
                                            -------------     ------------    ------------     ------------
     Total expenses ......................     (3,891,129)      (3,449,575)     (7,794,014)      (6,118,517)
                                            -------------     ------------    ------------     ------------
Net income from Company stores operations         418,890          307,621         561,691          499,416
                                            -------------     ------------    ------------     ------------

                           (continued on next page)

                                        (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF OPERATIONS (continued)

                                                  Three Months Ended              Six Months Ended
                                                       March 31,                     March 31,
                                                       ---------                     ---------
                                                   2001                          2001
                                                 Restated       Restated       Restated         2000
                                               -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
   New company start-up costs ..............   $      --      $      --      $  (186,878)   $      --
   Impairment of long-lived assets (Note 5)           --             --         (993,632)          --
   Financing costs (Note 4) ................       (70,352)          --       (2,275,465)          --
   Loss on sale of Company stores ..........       (63,439)          --         (100,167)       (43,595)
  Provision for bad debts ..................       (75,077)       (45,614)      (140,322)      (213,485)
  Depreciation and amortization ............      (629,574)      (422,855)    (1,245,218)      (866,008)
  Amortization of deferred financing costs .      (193,511)       (18,854)      (249,955)       (37,686)
  Interest expense .........................      (972,341)      (458,334)    (1,592,385)      (925,302)
  Other expense ............................       (85,409)       (37,657)       (87,003)       (98,216)
                                               -----------    -----------    -----------    -----------
  Total other income (expense) .............    (2,089,703)      (983,314)    (6,871,025)    (2,184,292)
                                               -----------    -----------    -----------    -----------

  Net income (loss) before income taxes ....       577,684        246,228     (2,385,666)       897,314
  Income tax (provision) benefit ...........      (213,743)       (76,178)       882,697       (302,545)
                                               -----------    -----------    -----------    -----------

  Net income (loss) ........................       363,941        170,050     (1,502,969)       594,769
  Preferred stock dividends ................       (45,716)       (40,341)       (95,010)       (79,626)
                                               -----------    -----------    -----------    -----------

Net income (loss) applicable to common .....
  shareholders .............................   $   318,225    $   129,709    $(1,597,979    $   515,143
                                               ===========    ===========    ===========    ===========

Basic net income (loss) per share of common
  stock ....................................   $      0.14    $      0.04    $     (0.61)   $      0.17
                                               ===========    ===========    ===========    ===========

Diluted  net  income  (loss)  per  share  of
  common stock .............................   $      0.10    $      0.03    $     (0.61)   $      0.14
                                               ===========    ===========    ===========    ===========

  Weighted average common shares outstanding
  Basic ....................................     2,345,579      2,991,388      2,610,474      2,990,259
                                               ===========    ===========    ===========    ===========

  Diluted ..................................     3,134,670      3,822,721      2,610,474      3,782,622
                                               ===========    ===========    ===========    ===========

                                        (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                             March 31,   September 30,
                                                          2001 Restated  2000 Restated
                                                           -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents ............................   $ 1,795,131   $ 2,493,976
  Restricted cash (Note 8) .............................     1,054,340          --
  Short term investments ...............................     5,436,814     5,324,336
  Accounts  receivable,  net of  allowance  for doubtful
   accounts of  $336,021 at March 31, 2001 and $222,293
   at September 30, 2000 ...............................     5,398,034     2,066,247
  Current portion of notes receivable (Note 7) .........     1,549,602     1,545,844
  Deferred tax asset ...................................       221,182       221,182
  Other current assets .................................     1,745,878       481,854
                                                           -----------   -----------
Total current assets ...................................    17,200,981    12,133,439
                                                           -----------   -----------

Property and equipment and assets held for resale at
 cost, net of accumulated depreciation and amortization
 of $2,861,547 at March 31, 2001 and $2,433,637 at
 September 30, 2000 (Note 5) ...........................    10,674,623    11,863,819
                                                           -----------   -----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
   $842,275 at March 31, 2001 and $1,104,646 at
   September 30, 2000 (Note 5) .........................     4,204,282     4,497,528
  Investments in area directorships, net of accumulated
   amortization of $364,487 at March 31, 2001 and
   $167,893 at September 30, 2000 (Note 6) .............     4,327,592     4,236,151
  Other deferred assets (Note 4) .......................     6,363,377     2,782,498
  Deferred tax asset ...................................     4,227,619     4,210,626
  Deposits and other assets ............................       118,814       130,837
  Notes receivable, net of allowance for doubtful
   accounts of $50,000 at March 31, 2001 and $50,000 at
   September 30, 2000 ..................................     1,193,670     1,301,435
                                                           -----------   -----------
Total other assets .....................................    20,435,354    17,159,075
                                                           -----------   -----------

Total assets ...........................................   $48,310,958   $41,156,333
                                                           ===========   ===========

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                              March 31,       September 30,
                                                           2001 Restated     2000 Restated
                                                           --------------    -------------
CURRENT LIABILITIES:
  Accounts payable ........................................   $  4,342,797    $  2,614,437
  Accrued liabilities .....................................      2,255,617       1,495,797
  Current portion of long term obligations ................      1,649,051       1,550,501

  Reserve for impairment (Note 5) .........................        190,953            --
  Income taxes payable ....................................           --           332,447
                                                              ------------    ------------
Total current liabilities .................................      8,438,418       5,993,182

Line of credit (Note 3) ...................................           --              --
Long term obligations (Notes 4 and 8) .....................     27,645,538      16,037,238
Deferred revenue ..........................................     18,027,345      16,402,957
Warrants subject to put (Note 4) ..........................      3,373,801            --

COMMITMENTS AND CONTINGENCIES  (Notes 2 and 7)

Preferred stock, $.001 par value, 1,000,000 shares
 authorized:
  Series A issued and outstanding 146,000 at March 31, 2001
   and September 30, 2000 ($876,000 liquidation
   preference) ............................................            146             146
  Series C issued and outstanding 57,000 at March 31, 2001
   and 167,000 at September 30, 2000 ($285,000
   liquidation preference) ................................             57             167
  Series D issued and outstanding 3,000 at March 31, 2001
   and September 30, 2000 ($9,000 liquidation
   preference) ............................................              3               3
  Series E issued and outstanding 59,480 at March 31, 2001
   and September 30, 2000 ($512,718 liquidation
   preference) ............................................             59              59
Common stock, $.001 par value; 9,000,000 shares
 authorized; issued and outstanding 2,337,439 at March
 31, 2001 and  3,007,921 at September 30, 2000 (Note 4) ...          2,337           3,008
Capital in excess of par value ............................        347,689       3,857,702
Accumulated deficit .......................................     (9,524,435)     (1,138,129)
                                                              ------------    ------------

Total liabilities and stockholders' equity (deficit) ......   $ 48,310,958    $ 41,156,333
                                                              ============    ============

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                             2001
                                                          Restated          2000
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................   $ (1,502,969)   $    594,769
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization ....................      1,245,217         866,008
   Impairment of long-lived assets ..................        993,632            --
   Provision for losses on accounts receivable ......        140,322         213,485
   Deferred income taxes ............................        (16,993)        (25,085)
   Promissory notes accepted for area director fees .        (94,824)       (221,357)
   Prior year financing costs .......................        104,896            --
   Amortization of prepaid interest expense .........        561,229            --
   Loss on disposal of Company store ................         13,360          43,595
   Amortization of deferred financing costs .........        249,956          37,686
   Amortization of deferred area director fee revenue       (196,035)        (54,322)
   Interest expense accruals associated with
    benefit plans ...................................         58,468            --
   Area director expenses recognized ................         20,570           5,432
   Other ............................................          2,177            --
   Changes in assets and liabilities:
     Accounts receivable ............................     (3,472,109)       (868,043)
     Other current assets ...........................        (84,527)        (56,828)
     Accounts payable ...............................      2,938,275         339,930
     Accrued liabilities ............................        759,820         459,036
     Income taxes payable ...........................     (1,555,375)       (851,469)
     Deferred franchise costs .......................       (557,226)        (89,550)
     Deferred initial franchise fees and other fees .      1,820,423         523,995
                                                        ------------    ------------
Net cash provided by operations .....................      1,428,287         917,282
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ................     (1,214,794)     (4,894,545)
  Issuance of other notes receivable ................     (1,425,820)        (89,000)
  Short term investments and restricted cash ........     (1,166,818)     (2,590,655)
  Proceeds from the sale of assets and stores .......      1,148,000         137,361
   Acquisition of Company owned stores ..............           --        (5,767,393)
  Principal payments received on notes receivable ...      1,624,651         345,158
  Intangible and deferred assets and deposits .......       (207,561)        105,959
  Investments in area director territories ..........       (252,866)       (685,916)
                                                        ------------    ------------
Net cash used in investing activities ...............     (1,495,208)    (13,439,031)
                                                        ------------    ------------
                           (continued on next page)

                                        (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                             Six Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                             2001
                                                          Restated          2000
                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock .....................           --           143,778
  Proceeds from sale of Class D and Class E
   Preferred Stock ................................           --           293,583
  Principal payments on long term obligations .....     (2,553,726)     (3,513,897)
   Proceeds from issuance of notes payable ........     12,000,000      17,180,000
   Financing costs ................................         (1,760)       (646,317)
  Common Stock repurchased ........................     (6,232,440)     (1,114,032)
  Costs associated with tender of Common Stock and
   repurchase of stock options and warrants .......     (3,748,988)           --
  Dividends paid ..................................        (95,010)        (79,626)
                                                      ------------    ------------
Net cash (used in) provided by financing activities       (631,924)     12,263,489
                                                      ------------    ------------

Net decrease in cash ..............................       (698,845)       (258,260)

Cash, beginning of period .........................      2,493,976         626,828
                                                      ------------    ------------

Cash, end of period ...............................   $  1,795,131    $    368,568
                                                      ============    ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest ........   $  1,074,925    $    747,329
                                                      ============    ============
  Cash paid during the period for income taxes ....   $    672,468    $  1,528,450
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

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          Convertible
                                        Preferred Stock                Common Stock          Additional      Accumulated
                                 --------------------------    --------------------------      Paid-in         Deficit
                                    Shares         Amount         Shares        Amount         Capital        Restated
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balances at September 30, 1999       313,000    $       313      3,074,177    $     3,074    $ 4,485,949    $(2,375,478)

Issuance of common stock
for exercise of options
and pursuant to the
employee benefit plan ........          --             --           77,749             78        284,413           --

Tax benefit from exercise
of options ...................          --             --             --             --           17,889           --

Issuance of Series D
Convertible Preferred
Stock ........................         4,000              4           --             --           11,396           --

Repurchase of Series D
Convertible Preferred
Stock ........................        (1,000)            (1)          --             --           (2,999)          --

Issuance of Series E
Convertible Preferred
Stock ........................        59,480             59           --             --          467,152           --

Common Stock repurchased .....          --             --         (144,005)          (144)    (1,219,641)          --

Preferred stock dividends ....          --             --             --             --         (186,457)          --

Net income ...................          --             --             --             --             --        1,259,505
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balances at September 30, 2000       375,480            375      3,007,921          3,008      3,857,702     (1,115,973)

Payment in lieu of Common
Stock contribution to the
employee benefit plan ........          --             --           (2,360)            (3)       (20,267)          --

Issuance of common stock
for exercise of options ......          --             --              933              1             (1)          --

Conversion of Series C
Convertible Preferred
Stock ........................      (110,000)          (110)       110,000            110           --             --

Common Stock tendered
(Note 4) .....................          --             --         (779,055)          (779)    (3,394,735)    (2,836,926)

Costs associated with
tender offer (Note 4) ........          --             --             --             --             --       (4,068,567)

Preferred stock dividends ....          --             --             --             --          (95,010)          --

Net (loss) ...................          --             --             --             --             --       (1,502,969)
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2001 ...       265,480    $       265      2,337,439    $     2,337    $   347,689    $(9,524,435)
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

                                             March 31,   September 30,
                                               2001           2000
                                            ------------  ------------

    Property and equipment                   $1,205,912      $157,689
    Intangible assets                            38,867        41,172
                                            -----------   -----------
                                              1,244,779       198,861
    Accumulated depreciation and
       amortization                            (227,774)       (4,282)
    Reserve for impairment                     (190,953)            -
                                            ------------  -----------
    Net assets of stores held for resale       $826,052      $194,579
                                            ===========   ===========

   Included in the consolidated  statement of operations under Company Store Operations were the following amounts related to stores held for resale and Company stores:

   Stores Held for Resale            Three Months Ended        Six Months Ended
   ----------------------            ------------------        ----------------
                                   March 31,   March 31,    March 31,    March 31,
                                      2001        2000         2001         2000
                                  ----------- -----------  -----------  -----------

   Sales                           $1,155,364  $        -   $2,458,971   $  103,153
                                  ----------- -----------  -----------  -----------
   Cost of sales                     (364,632)          -     (778,022)     (43,075)
   Costs of labor                    (292,459)          -     (666,977)     (40,575)
   Other store expenses              (704,401)    (68,511)  (1,428,249)    (117,246)
                                  -----------------------  ------------ -----------
      Store expenses               (1,361,492)    (68,511)  (2,873,248)    (200,896)
                                  ----------- -----------  -----------  -----------
   Net loss from stores held for   $ (206,128) $  (68,511)  $ (414,277)  $  (97,743)
     resale                        ===========-===========  ===========  ===========

   Company Stores *                  Three Months Ended        Six Months Ended
   ----------------                  ------------------        ----------------
                                    March 31,   March 31,    March 31,    March 31,
                                       2001       2000         2001         2000
                                  ----------- -----------  -----------  -----------

   Sales                           $3,154,655  $3,757,196   $5,896,734   $6,514,780
                                  ----------- -----------  -----------  -----------
   Cost of sales                     (855,060) (1,071,426)  (1,644,216)  (1,886,647)
   Costs of labor                    (609,011)   (824,348)  (1,170,174)  (1,447,053)
   Other store expenses            (1,065,566) (1,485,290)  (2,106,376)  (2,583,921)
                                  -----------------------  ------------ -----------
      Store expenses               (2,529,637) (3,381,064)  (4,920,766)  (5,917,621)
                                  ----------- -----------  -----------  -----------
   Net loss from stores held for   $  625,018  $  376,132   $  975,968   $  597,159
     resale                       =========== ===========  ===========  ===========

      * Includes  Quizno's  stores and certain  non-Quizno's  operations  located at Denver
International Airport.

                                        (Unaudited)

                         THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. STORES HELD FOR RESALE (continued)

   The Company  reviews its long-lived  assets for impairment  whenever events or changes in circumstances  indicate that the carrying  amount of the asset may not be  recovered.  At
   December 31, 2000,  the Company  determined  that an  impairment  related to its carrying value of its assets  held for resale  was  required  and  expensed  $934,106.  During the quarter  ended March 31, 2001,  the Company  incurred  actual losses on the sale of these stores in the amounts of $743,153, which was charged to the impairment reserve.

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

10. RESTATEMENT

   Net income has been  restated to reflect the tax  effected  expensing  of start-up  costs originally  expensed in the quarter  ended  December  2000 in  September  30,  2000,  the reversal of an  impairment  in December 2000 and the  accelerated  depreciation  of these
   costs  over  five  quarters   starting  in  December  2000  and  the  correction  of  the amortization of area director territories. These adjustments had the following effect:

                                                                      Fully Diluted
                                          Net       Basic Earnings    Earnings Per
  Quarter Ended March 31, 2001          Income        Per Share          Share
  ----------------------------          ------        ---------          -----
  As previously reported March 31,
     2001                              $360,619        $0.15             $0.12

  Restatement adjustment                (42,394)       (0.01)            (0.02)
                                       --------        ------            ------

  As restated March 31, 2001           $318,225        $0.14              0.10
                                       ========        ======            ======

                                                                      Fully Diluted
                                          Net       Basic Earnings    Earnings Per
  Six Months Ended March 31, 2001       Income        Per Share          Share
  -------------------------------       ------        ---------          -----
  As previously reported March 31,
     2001                             $(1,721,318)       $(0.66)           $(0.66)

  Restatement adjustment                  123,339          0.05              0.05
                                      -----------        ------            ------
  As restated March 31, 2001          $(1,597,979)       $(0.61)           $(0.61)
                                      ===========        =======           =======

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

For the six months ended March 31, 2001,  we incurred a loss before  preferred  dividends of
$1,502,969,  composed  of income  from  franchise  operations  of  $3,923,668,  income  from
Company  owned  store  operations  of $561,691  and less other  income and expense and taxes totaling  $(5,988,328).  In the comparable  period of fiscal 2000, we earned a profit before
preferred  dividends  of  $594,769,   composed  of  income  from  franchise   operations  of
$2,582,190,  income from Company owned store  operations of $499,416,  and less other income and expense and taxes totaling $(2,486,837).

The following  chart reflects our revenue growth by source and number of restaurants for the three and six month  periods of fiscal  2001  compared to the  comparable  periods of fiscal
2000:

($ in thousands)
                                  Three Months Ended March 31,      Six Months Ended March 31,
                                   ---------------------------      ---------------------------
                                                           %                                %
                                   2001        2000     Change      2001        2000     Change
                                   ----        ----     ------      ----        ----     ------
Continuing fees                  $ 6,563     $ 3,871      70%      $12,560    $ 7,508      67%
Initial franchise fees             1,707       1,460      17%        3,253      2,922      11%
Area director and master
 franchise fees                      189         151      25%          386        632     (39)%
Other                                336         321       5%          745        549      36%
Interest                             201         135      49%          386        266      45%
                                 ---------   ---------  -----     --------    --------   -----
Total franchise revenue            8,996       5,938      51%       17,330     11,877      46%

Sales by Company owned stores      3,155       3,757     (16)%       5,897      6,515      (9)%
Sales by Stores held for           1,155         --      100%        2,459        103   2,287%
 resale                          ---------   ---------  -----     --------    --------   -----
                                 $13,306     $ 9,695      37%      $25,686    $18,495      39%
                                 =======     =======    =====     ========    ========   =====
Total Revenue

Earnings before interest
expense, income taxes,
depreciation  and amortization
and preferred  stock dividends
(EBITDA)                         $ 2,373     $ 1,146     107%     $   702     $2,726      (74)%
                                 =======     =======    =====     =======     ======      =====

                         THE QUIZNO'S CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

                                  Three Months Ended March 31,      Six Months Ended March 31,
                                 -------------------------------   -----------------------------
                                      2001             2000            2001             2000
                                 -------------    --------------   -------------    ------------

Restaurants open, beginning          1,056             721             972              634
New restaurants opened                 113              88             211              188
Restaurants reopened                     4               1               5                1
Restaurants closed, to reopen           (5)             -               (9)               -
Restaurants closed, Quizno's            (9)            (16)            (17)             (29)
Restaurants closed, Bains               -               (2)             (3)              (2)
                                     -----             ---           -----              ---

Restaurants open, end                1,159             792           1,159              792
                                     =====             ===           =====              ===

Franchises sold, domestic              109              87             260              184
Franchises sold, international           7              16               8               37
                                     -----             ---           -----              ---

Total sold                            116              103             268              221
                                      ===              ===             ===              ===

Initial franchise fees            $2.0 million    $1.8 million     $4.6 million    $3.3 million
 collected
Systemwide sales, domestic       $87.8 million    $63.9 million   $172.1 million   $117.0 million

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
Distribution fees were $836,026 in the second quarter of fiscal 2001.

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

Since 1999, we have repurchased 20 area  directorships  for a total of $4,639,483,  of which three were  purchased in fiscal 2001 for $200,270.  As a result of such  repurchases,  we no longer have to pay the area director sales,  opening and royalty  commissions.  The purchase price is recorded as a prepaid  commission  and then expensed over the remaining term of the underlying franchise  agreements.  If the franchise closes, or the royalty from any location is impaired,  the  remaining  prepaid  royalty  commission  related to the specific  unit is expensed.  At September 30, 2000,  there were 146 franchises open and 88 franchises sold not open, in repurchased  area director  territories.  During fiscal 2000, we expensed  $134,912 for  amortization  of prepaid  commissions  related these  franchises  and expensed  another
$6,749  representing the unamortized  balance related to one such franchise closed. At March
31, 2001,  there were 179  franchises  open and 48 franchises  sold not open, in repurchased area director territories.  During the six months ended March 31, 2001, we expensed $155,374 for  amortization  of prepaid  commissions  related these  franchises  and expensed  another
$41,220 representing the unamortized balance related to two such franchises closed.

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
Other revenue is primarily amounts paid by equipment  suppliers for design and construction, franchise  transfer  fees and net  bookkeeping  fees  charged  franchisees  that utilize our designated bookkeeping services provider.  Amounts paid by equipment suppliers were $197,000 in the second  quarter of fiscal 2001  compared to $167,000 in the second  quarter of fiscal
2000. For the first half of fiscal 2001,  amounts paid by equipment  suppliers were $330,500 compared to $348,158  in the first half of fiscal  2000.  This amount will vary based on new store  openings.  Franchise  transfer fees decreased in the second quarter of fiscal 2001 to
$65,000  from  $92,500 in the second  quarter of fiscal  2000.  For the first half of fiscal
2001,  franchise transfer fees were $181,000 compared to $92,500 in the first half of fiscal
2000.  Since 1995,  our  franchise  agreement  requires all new  franchisees  to utilize our bookkeeping services, or a firm designated by us to provide bookkeeping services,  for their first 12 months of operations.  Net  bookkeeping  fees were $30,589 in the second quarter of fiscal 2001 compared to $33,989 in the second  quarter of fiscal 2000. For the first half of fiscal 2001,  net  bookkeeping  fees were  $78,291  compared to $54,370 in the first half of fiscal 2000.  Bookkeeping  fees are paid by the  franchisee to the Company and then remitted on to the bookkeeping  service  designated by the Company.  These fees represent the amounts retained by the  Company to  administer  the  bookkeeping  function.  Included in the second quarter  of  fiscal  2001  was  $69,036  of  fees  received  from a  vendor  related  to our inventorying of equipment packages received at new stores.

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

General and  administrative  expenses  increased 35% to $4,243,884 in the second  quarter of fiscal 2001 from  $3,132,854 in the comparable  quarter last fiscal year. For the first half of fiscal  2001,  general and  administrative  expenses  increased  53% to  $8,641,416  from
$5,654,369 in the first half of fiscal 2000. As a percent of franchise revenue,  general and administrative  expenses have decreased from 53% in the second quarter of fiscal 2000 to 49%
in the  second  quarter  of fiscal  2001.  For the first half of fiscal  2001,  general  and administrative  expenses as a percentage  of revenue  have  increased to 50% from 48% in the first half of fiscal 2000.  General  administrative  expenses  include all of our  operating costs.  The  increase is primarily  due to the addition of employees  and systems to service the  rapidly  growing  network of our  franchisees  and Area  Directors.  In  addition,  the increase for the first half of fiscal 2001 includes certain  non-recurring  expenses related to the completion of certain  information  technology  initiatives  along with calendar year bonuses accrued as of December 31, 2000.  Although general and administrative  expenses will likely continue to increase as we grow, we expect the rate of increase to decline.

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

Depreciation  and  amortization  was  $629,574  in the  second  quarter  of fiscal  2001 and
$422,855 in the  comparable  quarter  last fiscal  year.  For the first half of fiscal 2001, depreciation  and amortization was $1,245,218 and $866,008 in the first half of fiscal 2000.
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

Income tax  (provision)  benefit was a provision of $213,743 in the second quarter of fiscal
2001 and a provision  of $76,178 in the  comparable  quarter of fiscal  2000.  For the first half of fiscal  2001,  the  income  tax  benefit  was  $882,697  compared  to an income  tax provision of $302,545 in the first half of fiscal 2000. Our taxable income has  historically exceeded our book income  primarily  because  initial  franchise fees we receive are taxable income  in the  year  received  and  are  book  income  in the  year  the  franchise  opens.
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

Liquidity and Capital Resources

Net cash provided by operating  activities  was  $1,428,287 in the first half of fiscal 2001 compared to cash  provided by operating  activities  of $917,282 in the first half of fiscal
2000.  The fiscal 2001 amount of  $1,428,287  was  primarily  due to an increase in deferred initial  franchise  fees of  $1,820,423  and an  increase  in  accounts  payable and accrued liabilities  of  $3,698,095.  These  increases  were  partially  offset  by  a  decrease  of
$1,555,375  related to income taxes payable and a decrease of $3,472,109 related to accounts receivable.

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
The value of the warrants will be adjusted  quarterly  based on the underlying  value of our
Common Stock.  Included in Amortization of Deferred  Financing Costs for the quarter and six months  ended  March 31,  2001 was  $174,507  and  $212,035,  respectively,  related  to the amortization  of this cost.  The loan may be paid down to $7 million by September  12, 2001, with no penalty and with a corresponding reduction in the percent of warrants.

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
October 22,2001