Form 10QSB/A
period 2001-06-30
QUIZNOS CORP
filed 2001-10-22
CIK 915803

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

Management's Discussion and Analysis or Plan of Operation

Part II - OTHER INFORMATION

Signatures

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                                      Three Months Ended             Nine Months Ended
                                                           June 30,                       June 30,
                                                ----------------------------    ----------------------------
                                                      2001                            2001
                                                   Restated          2000          Restated          2000
                                                ------------    ------------    ------------    ------------

FRANCHISE OPERATIONS:
Revenue
   Continuing fees (Note 9) .................   $  8,010,904    $  4,887,736    $ 20,571,522    $ 12,396,289

   Initial franchise fees ...................      1,602,834       1,443,236       4,856,307       4,365,343

   Area director and master franchise fees ..        433,428         335,306         819,111         967,028

   Other ....................................        447,007         262,651       1,192,105         811,272

   Interest .................................        168,238         127,867         553,950         393,959
                                                ------------    ------------    ------------    ------------
     Total revenue ..........................     10,662,411       7,056,796      27,992,995      18,933,891
                                                ------------    ------------    ------------    ------------
Expenses
   Sales and royalty commissions ............     (2,686,002)     (2,080,141)     (7,451,502)     (5,720,677)

   General and administrative ...............     (5,101,499)     (3,600,333)    (13,742,915)     (9,254,702)
                                                ------------    ------------    ------------    ------------
     Total expenses .........................     (7,787,501)     (5,680,474)    (21,194,417)    (14,975,379)
                                                ------------    ------------    ------------    ------------

Net income from franchise operations ........      2,874,910       1,376,322       6,798,578       3,958,512
                                                ------------    ------------    ------------    ------------

COMPANY STORE OPERATIONS: (Note 5)
   Sales ....................................      2,317,240       4,217,110      10,672,945      10,835,043
                                                ------------    ------------    ------------    ------------

   Cost of sales ............................       (619,482)     (1,240,320)     (3,041,720)     (3,170,042)

   Cost of labor ............................       (466,951)       (929,778)     (2,304,102)     (2,630,648)

   Other store expenses .....................       (906,386)     (1,812,898)     (4,441,011)     (4,300,823)
                                                ------------    ------------    ------------    ------------
     Total expenses .........................     (1,992,819)     (3,982,996)     (9,786,833)    (10,101,513)
                                                ------------    ------------    ------------    ------------

Net income from Company store operations ....        324,421         234,114         886,112         733,530
                                                ------------    ------------    ------------    ------------

Net income from partnership store operations
 (Note 5) ...................................         61,279            --            61,279            --
                                                ------------    ------------    ------------    ------------

Net income from Company and partnership store
 operations .................................   $    385,700    $    234,114    $    947,391    $    733,530
                                                ============    ============    ============    ============

                                  (continued on next page)

                                        (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF OPERATIONS (continued)

                                                    Three Months Ended             Nine Months Ended
                                                         June 30,                       June 30,
                                               --------------------------    --------------------------
                                                   2001                         2001
                                                 Restated         2000        Restated         2000
                                               -----------    -----------    -----------    -----------
OTHER EXPENSE:
   New company start-up costs (Note 10) ....   $  (162,502)   $      --      $  (349,380)   $      --
   Impairment of long-lived assets (Note 5)       (276,135)          --       (1,269,767)          --
   Financing costs (Note 4) ................        (7,916)          --       (2,283,381)          --
   Loss on sale of Company stores ..........        (4,409)          --         (104,576)       (43,595)
  Provision for bad debts ..................       (75,116)       (33,817)      (215,438)      (247,302)
  Depreciation and amortization ............      (593,630)      (514,417)    (1,838,848)    (1,380,425)
  Amortization of deferred financing costs .      (288,885)       (18,925)      (538,840)       (56,611)
  Interest expense .........................      (922,820)      (467,658)    (2,515,205)    (1,392,960)
  Other expense ............................      (120,193)       (34,505)      (207,194)      (132,721)
                                               -----------    -----------    -----------    -----------
  Total other expense ......................    (2,451,606)    (1,069,322)    (9,322,629)    (3,253,614)
                                               -----------    -----------    -----------    -----------

  Net income (loss) before income taxes ....       809,004        541,114     (1,576,660)     1,438,428
  Income tax (provision) benefit ...........      (299,332)      (180,912)       583,365       (483,457)
                                               -----------    -----------    -----------    -----------

  Net income (loss) ........................       509,672        360,202       (993,295)       954,971
  Preferred stock dividends ................       (44,379)       (52,164)      (139,389)      (131,790)
                                               -----------    -----------    -----------    -----------

Net income (loss) applicable to common
  shareholders .............................   $   465,293    $   308,038    $(1,132,684)   $   823,181
                                               ===========    ===========    ===========    ===========

Basic net income  (loss) per share of common
  stock ....................................   $      0.20    $      0.10    $     (0.45)   $      0.27
                                               ===========    ===========    ===========    ===========

Diluted  net  income  (loss)  per  share  of
  common stock .............................   $      0.15    $      0.09    $     (0.45)   $      0.24
                                               ===========    ===========    ===========    ===========

  Weighted average common shares outstanding
  Basic ....................................     2,344,240      3,004,778      2,521,729      2,997,634
                                               ===========    ===========    ===========    ===========

  Diluted ..................................     3,129,462      3,597,326      2,521,729      3,566,898
                                               ===========    ===========    ===========    ===========

                                        (Unaudited)

                         THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                           ------

                                                             June 30,    September 30,
                                                          2001 Restated  2000 Restated
                                                           -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents ............................   $ 8,726,320   $ 2,493,976
  Restricted cash (Note 8) .............................     1,054,340          --
  Short term investments ...............................     5,497,724     5,324,336
  Accounts  receivable,  net of  allowance  for doubtful
   accounts of  $348,420 at June 30, 2001 and $222,293
   at September 30, 2000 ...............................     4,786,891     2,066,247
  Current portion of notes receivable (Note 7) .........       462,432     1,545,844
  Deferred tax asset ...................................       221,182       221,182
  Other current assets .................................     1,408,826       481,854
                                                           -----------   -----------
Total current assets ...................................    22,157,715    12,133,439
                                                           -----------   -----------

Property and equipment and assets held for resale at
 cost, net of accumulated depreciation and amortization
 of $3,464,301 at June 30, 2001 and $2,433,637 at
 September 30, 2000 (Note 5) ...........................    10,177,369    11,863,819
                                                           -----------   -----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
   $950,872 at June 30, 2001 and $1,104,646 at
   September 30, 2000 (Note 5) .........................     4,114,246     4,497,528
  Investments in area directorships, net of accumulated
   amortization of $452,185 at June 30, 2001 and
   $167,893 at September 30, 2000 (Note 6) .............     4,564,279     4,236,151
  Other deferred assets (Note 4) .......................     6,209,437     2,782,498
  Deferred tax asset ...................................     4,254,169     4,210,626
  Deposits and other assets ............................        66,518       130,837
  Notes receivable, net of allowance for doubtful
   accounts of $50,000 at June 30, 2001 and $50,000 at
   September 30, 2000 ..................................     1,310,266     1,301,435
                                                           -----------   -----------
Total other assets .....................................    20,518,915    17,159,075
                                                           -----------   -----------

Total assets ...........................................   $52,853,999   $41,156,333
                                                           ===========   ===========

                                  (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                             June 30,    September 30,
                                                          2001 Restated  2000 Restated
                                                           -----------   -----------
CURRENT LIABILITIES:
  Accounts payable .......................................   $  6,393,779    $  2,614,437
  Accrued liabilities ....................................      2,460,589       1,495,797

  Current portion of long term obligations ...............      1,843,460       1,550,501

  Reserve for impairment (Note 5) ........................         51,774            --
  Income taxes payable ...................................           --           332,447
                                                             ------------    ------------
Total current liabilities ................................     10,749,602       5,993,182

Line of credit (Note 3) ..................................           --              --
Long term obligations (Notes 4 and 8) ....................     27,230,951      16,037,238
Deferred revenue .........................................     20,208,495      16,402,957
Warrants subject to put (Note 4) .........................      3,373,801            --

COMMITMENTS AND CONTINGENCIES  (Notes 2 and 7)

Preferred stock, $.001 par value, 1,000,000 shares
 authorized:
  Series A issued and outstanding 146,000 at June 30, 2001
   and September 30, 2000 ($876,000 liquidation
   preference) ...........................................            146             146
  Series C issued and outstanding 57,000 at June 30, 2001
   and 167,000 at September 30, 2000 ($285,000
   liquidation preference) ...............................             57             167
  Series D issued and outstanding 3,000 at June 30, 2001
  and September 30, 2000 ($9,000 liquidation
   preference) ...........................................              3               3
  Series E issued and outstanding 59,480 at June 30, 2001
   and September 30, 2000 ($512,718 liquidation
   preference) ...........................................             59              59
Common stock, $.001 par value; 9,000,000 shares
 authorized; issued and outstanding 2,337,439 at June
 30, 2001 and  3,007,921 at September 30, 2000 (Note 4) ..          2,337           3,008
Capital in excess of par value ...........................        303,309       3,857,702
Accumulated deficit ......................................     (9,014,761)     (1,138,129)
                                                             ------------    ------------

Total liabilities and stockholders' equity (deficit) .....   $ 52,853,999    $ 41,156,333
                                                             ============    ============

                                        (Unaudited)

                         THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                 2001
                                                               Restated          2000
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................   $   (993,295)   $    954,971
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization .........................      1,838,847       1,380,425
   Impairment of long-lived assets .......................      1,269,767            --
   Provision for losses on accounts receivable ...........        215,438         247,302
   Deferred income taxes .................................        (43,543)        (38,770)
   Promissory notes accepted for area director fees ......       (293,693)       (296,357)
   Prior year financing costs ............................        104,896            --
   Amortization of prepaid interest expense ..............      1,025,518            --
   Loss on disposal of Company store .....................         17,769          43,595
   Amortization of deferred financing costs ..............        538,841          56,611
   Amortization of deferred area director fee revenue ....        (67,618)       (229,628)
   Interest  expense  accruals  associated  with benefit
    plans ................................................        311,036            --
   Area director expenses recognized .....................         22,314          22,963
   Other .................................................          2,177            --
   Changes in assets and liabilities:
     Accounts receivable .................................     (2,936,082)     (1,101,077)
     Other current assets ................................       (314,981)       (115,351)
     Accounts payable ....................................      4,387,630         720,139
     Accrued liabilities .................................        964,792         721,299
     Income taxes payable ................................       (953,748)       (851,469)
     Deferred franchise costs ............................       (319,175)       (191,375)
     Deferred initial franchise fees and other fees ......      3,873,155       1,205,949
                                                             ------------    ------------
Net cash provided by operations ..........................      8,650,045       2,529,227
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .....................     (1,689,950)     (5,513,728)
  Issuance of other notes receivable .....................     (1,682,054)       (604,761)
  Short term investments and restricted cash .............     (1,227,728)       (972,256)
  Proceeds from the sale of assets and stores ............      1,442,261         137,361
   Acquisition of Company owned stores ...................           --        (5,779,088)
  Principal payments received on notes receivable ........      3,050,328         386,047
  Intangible and deferred assets and deposits ............       (584,257)         82,214
  Investments in area director territories ...............       (577,252)     (2,450,396)
                                                             ------------    ------------
Net cash used in investing activities ....................   $ (1,268,652)   $(14,714,607)
                                                             ------------    ------------
                                  (continued on next page)

                                        (Unaudited)

                         THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                  Nine Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                 2001
                                                               Restated          2000
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock ..........................   $       --      $    270,586
  Proceeds from sale of Class D and Class E
   Preferred Stock .....................................           --           478,611
  Repurchase of Class D Preferred Stock ................           --            (3,000)
  Principal payments on long term obligations ..........     (3,026,473)     (3,809,761)
   Proceeds from issuance of notes payable .............     12,000,000      17,180,000
   Financing costs .....................................         (1,760)       (646,510)
  Common Stock repurchased .............................     (6,232,440)     (1,114,032)
  Costs  associated  with  tender  of  Common  Stock and
   repurchase of stock options and warrants ............     (3,748,987)           --
  Dividends paid .......................................       (139,389)       (131,790)
                                                           ------------    ------------
Net cash (used in) provided by financing activities ....     (1,149,049)     12,224,104
                                                           ------------    ------------

Net  increase in cash ..................................      6,232,344          38,724

Cash, beginning of period ..............................      2,493,976         626,828
                                                           ------------    ------------

Cash, end of period ....................................   $  8,726,320    $    665,552
                                                           ============    ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest .............   $  1,537,522    $  1,218,317
                                                           ============    ============
  Cash paid during the period for income taxes .........   $    370,173    $  1,608,770
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

                                        (Unaudited)

                         THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        Convertible
                                       Preferred Stock                 Common Stock           Additional      Accumulated
                                 --------------------------    --------------------------      Paid-in          Deficit
                                    Shares        Amount         Shares         Amount         Capital         Restated
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balances at September 30, 1999       313,000    $       313    $ 3,074,177    $     3,074      4,485,949    $(2,375,478)

Issuance of common stock
for exercise of options
and pursuant to the
employee benefit plan ........          --             --           77,749             78        284,413           --

Tax benefit from exercise
of options ...................          --             --             --             --           17,889           --

Issuance of Series D
Convertible Preferred
Stock ........................         4,000              4           --             --           11,396           --

Repurchase of Series D
Convertible Preferred
Stock ........................        (1,000)            (1)          --             --           (2,999)          --

Issuance of Series E
Convertible Preferred
Stock ........................        59,480             59           --             --          467,152           --

Common stock repurchased .....          --             --         (144,005)          (144)    (1,219,641)          --

Preferred stock dividends ....          --             --             --             --         (186,457)          --

Net income ...................          --             --             --             --             --        1,259,505
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balances at September 30, 2001       375,480            375      3,007,921          3,008      3,857,702     (1,115,973)

Payment in lieu of common
stock contribution to the
employee benefit plan ........          --             --           (2,360)            (3)       (20,268)          --

Issuance of common stock
for exercise of options ......          --             --              933              1             (1)          --

Conversion of Series C
Convertible Preferred
Stock ........................      (110,000)          (110)       110,000            110           --             --

Common stock tendered
(Note 4) .....................          --             --         (779,055)          (779)    (3,394,735)    (2,836,926)

Costs associated with
tender offer (Note 4) ........          --             --             --             --             --       (4,068,567)

Preferred stock dividends ....          --             --             --             --         (139,389)          --

Net (loss) ...................          --             --             --             --             --         (993,295)
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balances at June  30, 2001 ...       265,480    $       265      2,337,439    $     2,337    $   303,309    $(9,014,761)
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

                                          (Unaudited)

                         THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

5. STORES HELD FOR RESALE  AND STORE OPERATIONS (continued)

   Included on the  consolidated  balance  sheets in property and  equipment and assets held for resale and intangible  assets were the following  amounts  related to stores held for resale:

                                              June 30,    September 30,
                                                2001           2000
                                            ------------  ------------

    Property and equipment                     $450,383      $157,689
    Intangible assets                             3,194        41,172
                                            -----------   -----------
                                                453,577       198,861
    Accumulated depreciation and
       amortization                             (40,469)       (4,282)
    Reserve for impairment                      (51,774)            -
                                            ------------  -----------
    Net assets of stores held for resale       $361,334      $194,579
                                            ===========   ===========

   Included in the consolidated  statement of operations under Company Store Operations were the following amounts related to stores held for resale and Company stores:

 Stores Held for Resale              Three Months Ended           Nine Months Ended
 ----------------------              ------------------           -----------------
                                June 30, 2001 June 30, 2000  June 30, 2001 June 30, 2000
                                -----------   -----------    -----------   -----------

 Sales                           $  303,218    $        -     $2,762,189    $  103,153
                                -----------   -----------    -----------   -----------
 Cost of sales                      (96,880)         (132)      (874,902)      (43,207)
 Costs of labor                     (89,831)         (500)      (756,808)      (41,075)
 Other store expenses              (212,511)      (57,399)    (1,640,760)     (174,645)
                                ------------  -----------    ------------  -----------
    Store expenses                 (399,222)      (58,031)    (3,272,470)     (258,927)
                                -----------   -----------    -----------   -----------
 Net loss from stores held for   $  (96,004)   $  (58,031)    $ (510,281)   $ (155,774)
  resale                        ===========   ===========    ===========   ===========

 Company Stores *                    Three Months Ended           Nine Months Ended
 ----------------                    ------------------           -----------------
                                June 30, 2001 June 30, 2000  June 30, 2001 June 30, 2000
                                ------------- -------------  ------------- -------------

 Sales                           $2,014,022    $4,217,110     $7,910,756    $10,731,890
                                -----------   -----------    -----------   ------------
 Cost of sales                     (522,602)   (1,240,188)    (2,166,818)   (3,126,835)
 Costs of labor                    (377,120)     (929,278)    (1,547,294)   (2,376,331)
 Other store expenses              (693,875)   (1,755,499)    (2,800,251)   (4,339,420)
                                ------------  -----------    ------------  -----------
    Store expenses               (1,593,597)   (3,924,965)    (6,514,363)   (9,842,586)
                                -----------   -----------    -----------   -----------
 Net income from Company         $  420,425    $  292,145     $1,396,393    $  889,304
  stores                        ===========   ===========    ===========   ===========

* Includes  Quizno's  stores and certain  non-Quizno's  operations  located at Denver
International Airport.

   The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate  that the  carrying  amount of the asset may not be  recovered.  At
   December  31,  2000,  the Company  determined  that an  impairment  related to its carrying value of its assets held for resale was  required and  expensed  $934,106.  During the nine months ended June,  2001,  the Company  incurred  actual losses on the sale of these stores in the amounts of $882,332, which was charged to the impairment reserve.

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

5. STORES HELD FOR RESALE  AND STORE OPERATIONS (continued)

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

                                        (Unaudtited)

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

11. RESTATEMENT

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

                                                                        Fully Diluted
                                        Net          Basic Earnings      Earnings Per
Quarter Ended June 30, 2001            Income          Per Share            Share
---------------------------            ------          ---------            -----
As previously reported June 30,
 2001                                    $497,060             $0.21             $0.16
Restatement adjustment                    (31,767)            (0.01)            (0.01)
                                         --------             ------            -----
As restated June 30, 2001                $465,293             $0.20              0.15
                                         ========             ======            =====

                                                                        Fully Diluted
                                        Net          Basic Earnings      Earnings Per
Nine Months Ended June 30, 2001        Income          Per Share            Share
------------------------------         ------          ---------            -----
As previously reported June 30,
 2001                                $(1,224,256)          $ (0.49)            $(0.49)
Restatement adjustment                    91,572              0.04               0.04
                                     -----------            ------             ------
As restated June 30, 2001            $(1,132,684)          $ (0.45)            $(0.45)
                                     ===========            ======             ======

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

For the nine months ended June 30, 2001,  we incurred a loss before  preferred  dividends of
$993,295,  composed of income from franchise  operations of $6,798,578,  income from Company owned store and partnership  store  operations of $947,391 and less other income and expense and taxes  totaling  $(8,739,264).  In the  comparable  period of fiscal  2000,  we earned a
profit  before  preferred   dividends  of  $954,971,   composed  of  income  from  franchise
operations of $3,958,512,  income from Company owned store operations of $733,530,  and less other income and expense and taxes totaling $(3,737,071).

The following  chart reflects our revenue growth by source and number of restaurants for the three and nine month  periods of fiscal 2001  compared to the  comparable  periods of fiscal
2000:

($ in thousands)              Three Months Ended June 30,          Nine Months Ended June 30,
                              --------------------------           --------------------------
                                                              %                                  %
                                   2001        2000        Change      2001        2000        Change
                                   ----        ----        ------      ----        ----        ------

Continuing fees                  $ 8,011     $ 4,888         64%      $20,572    $12,396         66%
Initial franchise fees             1,603       1,443         11%       4,856       4,365         11%
Area director and master             434         335         29%         819         967        (15)%
franchise fees
Other                                447         263         70%       1,192         812         47%
Interest                             168         128         32%         554         394         41%
                                 ---------   ---------     -----     --------    --------      -----
Total franchise revenue           10,663       7,057         51%      27,993      18,934         48%

Sales by Company owned stores      2,014       4,217        (52)%      7,911      10,732        (26)%
Sales by Stores held for             303         --         100%       2,762         103      2,578%
 resale                          ---------   ---------     -----     --------    --------      -----

                                 $12,980     $11,274         15%     $38,666     $29,769         30%
Total Revenue                    =======     =======       =====     =======     =======       =====

Earnings before interest
expense, income taxes,
depreciation  and amortization
and preferred  stock dividends
(EBITDA)                         $ 2,614     $ 1,542        69%    $   3,316     $4,268        (22)%
                                 =======     =======       ====     =========    ======        =====

                         THE QUIZNO'S CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

                                  Three Months Ended June 30,       Nine Months Ended June 30,
                                  ---------------------------       --------------------------
                                         2001             2000            2001             2000
                                  ------------------------------------------------------------

Restaurants open, beginning          1,159             792             972              634
New restaurants opened                  92              94             303              282
Restaurants reopened                     4               3               9                4
Restaurants closed, to reopen           (9)             (1)            (19)              (4)
Restaurants  closed,  Quizno's          (5)             (5)            (21)             (31)
(3)
Restaurants closed, Bains                -               -              (3)              (2)
                                     -----             ---            -----             ---

Restaurants open, end                1,241             883            1,241             883
                                     =====             ===            =====             ===

Franchises sold, domestic              185             130              445             314
Franchises sold, international          13              12               21              49
                                     -----             ---            -----             ---

Total sold                            198              142             466              363
                                      ===              ===             ===              ===

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

Since 1999, we have repurchased 21 area  directorships  for a total of $4,991,712,  of which four were  purchased in fiscal 2001 for  $552,499.  As a result of such  repurchases,  we no longer have to pay the area director sales,  opening and royalty  commissions.  The purchase price is recorded as a prepaid  commission  and then expensed over the remaining term of the underlying franchise  agreements.  If the franchise closes, or the royalty from any location is impaired,  the  remaining  prepaid  royalty  commission  related to the specific  unit is expensed.  At September 30, 2000,  there were 146 franchises open and 88 franchises sold not open, in repurchased  area director  territories.  During fiscal 2000, we expensed  $134,912 for  amortization  of prepaid  commissions  related these  franchises  and expensed  another
$6,749  representing the unamortized  balance related to one such franchise  closed. At June
30, 2001,  there were 212  franchises  open and 19 franchises  sold not open, in repurchased area  director  territories.  During the nine months ended  December  31, 2000,  we expensed
$243,072 for  amortization  of prepaid  commissions  related these  franchises  and expensed another $41,220 representing the unamortized balance related to four such franchises closed.

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

Depreciation  and amortization was $593,630 in the third quarter of fiscal 2001 and $514,417 in the  comparable  quarter last fiscal year.  For the first three  quarters of fiscal 2001, depreciation  and  amortization was $1,838,848 and $1,380,425 in the first three quarters of fiscal  2000.  The increase is  primarily  due to the  acquisition  and  development  of new
Company owned restaurants,  primarily the operations at Denver  International  Airport,  the repurchase and  reacquisition of area director  territories  since December 31, 1999 and the acceleration  of  depreciation  associated  with  certain  assets  that will be  replaced by
December 31, 2001.

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

Income tax  (provision)  benefit was a provision of $299,332 in the third  quarter of fiscal
2001 and a provision of $180,912 in the  comparable  quarter of fiscal  2000.  For the first three  quarters of fiscal 2001,  the income tax benefit was  $583,365  compared to an income tax  provision of $483,457 in the first three  quarters of fiscal 2000.  Our taxable  income has  historically  exceeded our book income  primarily  because  initial  franchise  fees we receive  are  taxable  income  in the  year  received  and are book  income  in the year the franchise  opens.  Consequently,  we will not pay  income  taxes on this  income  when it is recognized for financial  reporting  purposes.  In the first quarter of fiscal 1999, we used all of our tax net operating loss  carryforwards and incurred a tax liability.  Accordingly, we reduced the amount  recorded as an  impairment  of our  deferred tax asset in prior years and recorded the tax benefit of prior years net  operating  losses.  Subsequent  to December
31, 1998, our provision for income taxes was recorded at 37%.

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Liquidity and Capital Resources

Net cash provided by operating  activities  was  $8,650,045  in the first three  quarters of fiscal 2001  compared to cash  provided by operating  activities  of $2,529,227 in the first three  quarters of fiscal 2000. The fiscal 2001 amount of $8,650,045 was primarily due to an increase  in  deferred  initial  franchise  fees of  $3,873,155  and an increase in accounts payable and accrued  liabilities of $5,352,422.  These increases were partially  offset by a decrease in cash flow of  $953,784  related to income  taxes  payable and a decrease in cash flow  of  $2,936,082  related  to  accounts  receivable.  The  increase  in cash  flow  from operations  associated  with  accounts  payable and  accrued  liabilities  and the  decrease associated  with  accounts  receivable  was  due  primarily  to our AFD  operations  and the favorable  payment terms  negotiated  with the company that purchases  proprietary  products from us and resells those products to our franchisees.

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

At  June  30,  2001,  we had no  material  commitments  for  capital  expenditures.  Capital expenditures  for the first three  quarters of fiscal  2001,  are  primarily  Company  store remodels and upgrades,  office,  computer and telephone  equipment,  and computer  software.
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
   --------------------------
       John L. Gallivan
       Chief Financial Officer
      (Principal Financial and Accounting Officer)

Denver, Colorado
October 22, 2001