Form 10KSB/A
period 2000-09-30
QUIZNOS CORP
filed 2001-10-31
CIK 915803

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
                                         ==========       =====            =====

The effect of the restatement on the fiscal 2000 quarterly unaudited financial statements was immaterial.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2001.

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

      Signature                     Title                                      Date

                                   President, Chief Executive               October 31, 2001
/s/ Richard E. Schaden              Officer and Chairman of the
Richard E. Schaden                  Board of Directors
                                   (Principal Executive Officer)

/s/ Richard F. Schaden              Vice President,                         October 31, 2001
Richard F. Schaden                  Secretary and Director

/s/ Mark L. Bromberg                Director                                October 31, 2001
Mark L. Bromberg

/s/ J. Eric Lawrence                Director                                October 31, 2001
J. Eric Lawrence

/s/ Frederick H. Schaden            Director                                October 31, 2001
Frederick H. Schaden

/s/ John J. Todd                    Director                                October 31, 2001
John J. Todd

/s/ John L. Gallivan                Chief Financial Officer                 October 31, 2001
John L. Gallivan                    and Treasurer (Principal
                                    Financial and Accounting
                                    Officer)