Form 10QSB/A
period 2000-12-31
QUIZNOS CORP
filed 2001-10-31
CIK 915803

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
                                                      ===========    ===========

                                      (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                         ------

                                                         December 31,   September 30,
                                                             2000          2000
                                                           Restated      Restated
                                                          -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents ...........................   $ 1,694,969   $ 2,493,976
  Short term investments ..............................     8,216,633     5,324,336
  Accounts receivable, net of allowance for doubtful
   accounts of $287,538 at December 31, 2000 and
   $222,293 at September 30, 2000 .....................     2,491,799     2,066,247
  Current portion of notes receivable (Note 7) ........     1,280,688     1,545,844
  Deferred tax asset ..................................       221,182       221,182
   Prepaid interest ...................................     1,760,218          --
  Other current assets ................................       367,517       481,854
                                                          -----------   -----------
Total current assets ..................................    16,033,006    12,133,439
                                                          -----------   -----------

Property and equipment and assets held for resale at
 cost, net of accumulated depreciation and amortization
 of $2,753,879 at December 31, 2000 and $2,433,637 at
 September 30, 2000 (Note 5) ..........................    10,759,688    11,863,819
                                                          -----------   -----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
   $1,205,131 at December 31, 2000 and $1,104,646 at
   September 30, 2000 (Note 5) ........................     4,443,922     4,497,528
  Investments in area directorships, net of accumulated
   amortization of $263,667 at December 31, 2000 and
   $167,893 at September 30, 2000 (Note 6) ............     4,260,515     4,271,320
  Other deferred assets (Note 4) ......................     6,118,743     2,782,498
  Deferred tax asset ..................................     4,216,929     4,210,626
  Deposits and other assets ...........................       138,052       130,837
  Notes receivable, net of allowance for doubtful
   accounts of $50,000 at December 31, 2000 and $50,000
   at September 30, 2000 ..............................     1,242,025     1,301,435
                                                          -----------   -----------
Total other assets ....................................    20,420,186    17,194,244
                                                          -----------   -----------

Total assets ..........................................   $47,212,880   $41,191,502
                                                          ===========   ===========

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                          December 31,    September 30,
                                                              2000            2000
                                                            Restated        Restated
                                                          ------------    ------------
CURRENT LIABILITIES:
  Accounts payable ....................................   $  1,899,768    $  2,614,437
  Accrued liabilities .................................      2,122,320       1,495,797
  Current portion of long term obligations ............      1,759,182       1,550,501
  Income taxes payable ................................           --           345,460
                                                          ------------    ------------
Total current liabilities .............................      5,781,270       6,006,195

Line of credit (Note 3) ...............................           --              --
Long term obligations (Notes 4 and 8) .................     29,655,275      16,037,238
Deferred revenue ......................................     17,765,795      16,402,957
Warrants subject to put (Note 4) ......................      3,373,801            --

COMMITMENTS AND CONTINGENCIES  (Notes 2 and 7)

Preferred stock, $.001 par value, 1,000,000 shares
 authorized:
Series A issued and outstanding 146,000 at December 31,
 2000 and September 30, 2000 ($876,000 liquidation
 preference) ..........................................            146             146
Series C issued and outstanding 57,000 at December 31,
 2000 and 167,000 at September 30, 1999 ($285,000
 liquidation preference) ..............................             57             167
Series D issued and outstanding 3,000 at December 31,
 2000 and September 30, 2000 ($9,000 liquidation
 preference) ..........................................              3               3
Series E issued and outstanding 59,480 at December 31,
 2000 and September 30, 2000 ($512,718 liquidation
 preference) ..........................................             59              59
Common stock, $.001 par value; 9,000,000 shares
 authorized; issued and outstanding 2,340,406 at
 December 31, 2000 and  3,007,921 at September 30, 2000
 (Note 4) .............................................          2,340           3,008
Capital in excess of par value ........................        407,441       3,857,702
Accumulated deficit ...................................     (9,773,307)     (1,115,973)
                                                          ------------    ------------

Total liabilities and stockholders' equity (deficit) ..   $ 47,212,880    $ 41,191,502
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
October 31, 2001