Form 10QSB/A
period 2001-03-31
QUIZNOS CORP
filed 2001-10-31
CIK 915803

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
                                               ===========    ===========    ===========    ===========

                                        (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                             March 31,   September 30,
                                                          2001 Restated  2000 Restated
                                                           -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents ............................   $ 1,795,131   $ 2,493,976
  Restricted cash (Note 8) .............................     1,054,340          --
  Short term investments ...............................     5,436,814     5,324,336
  Accounts  receivable,  net of  allowance  for doubtful
   accounts of  $336,021 at March 31, 2001 and $222,293
   at September 30, 2000 ...............................     5,398,034     2,066,247
  Current portion of notes receivable (Note 7) .........     1,549,602     1,545,844
  Deferred tax asset ...................................       221,182       221,182
  Other current assets .................................     1,745,878       481,854
                                                           -----------   -----------
Total current assets ...................................    17,200,981    12,133,439
                                                           -----------   -----------

Property and equipment and assets held for resale at
 cost, net of accumulated depreciation and amortization
 of $2,861,547 at March 31, 2001 and $2,433,637 at
 September 30, 2000 (Note 5) ...........................    10,674,623    11,863,819
                                                           -----------   -----------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
   $842,275 at March 31, 2001 and $1,104,646 at
   September 30, 2000 (Note 5) .........................     4,204,282     4,497,528
  Investments in area directorships, net of accumulated
   amortization of $364,487 at March 31, 2001 and
   $167,893 at September 30, 2000 (Note 6) .............     4,327,592     4,271,320
  Other deferred assets (Note 4) .......................     6,363,377     2,782,498
  Deferred tax asset ...................................     4,227,619     4,210,626
  Deposits and other assets ............................       118,814       130,837
  Notes receivable, net of allowance for doubtful
   accounts of $50,000 at March 31, 2001 and $50,000 at
   September 30, 2000 ..................................     1,193,670     1,301,435
                                                           -----------   -----------
Total other assets .....................................    20,435,354    17,194,244
                                                           -----------   -----------

Total assets ...........................................   $48,310,958   $41,191,502
                                                           ===========   ===========

                            (continued on next page)

                                   (Unaudited)

                    THE QUIZNO'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                              March 31,       September 30,
                                                           2001 Restated     2000 Restated
                                                           --------------    -------------
CURRENT LIABILITIES:
  Accounts payable ........................................   $  4,342,797    $  2,614,437
  Accrued liabilities .....................................      2,255,617       1,495,797
  Current portion of long term obligations ................      1,649,051       1,550,501

  Reserve for impairment (Note 5) .........................        190,953            --
  Income taxes payable ....................................           --           345,460
                                                              ------------    ------------
Total current liabilities .................................      8,438,418       6,006,195

Line of credit (Note 3) ...................................           --              --
Long term obligations (Notes 4 and 8) .....................     27,645,538      16,037,238
Deferred revenue ..........................................     18,027,345      16,402,957
Warrants subject to put (Note 4) ..........................      3,373,801            --

COMMITMENTS AND CONTINGENCIES  (Notes 2 and 7)

Preferred stock, $.001 par value, 1,000,000 shares
 authorized:
  Series A issued and outstanding 146,000 at March 31, 2001
   and September 30, 2000 ($876,000 liquidation
   preference) ............................................            146             146
  Series C issued and outstanding 57,000 at March 31, 2001
   and 167,000 at September 30, 2000 ($285,000
   liquidation preference) ................................             57             167
  Series D issued and outstanding 3,000 at March 31, 2001
   and September 30, 2000 ($9,000 liquidation
   preference) ............................................              3               3
  Series E issued and outstanding 59,480 at March 31, 2001
   and September 30, 2000 ($512,718 liquidation
   preference) ............................................             59              59
Common stock, $.001 par value; 9,000,000 shares
 authorized; issued and outstanding 2,337,439 at March
 31, 2001 and  3,007,921 at September 30, 2000 (Note 4) ...          2,337           3,008
Capital in excess of par value ............................        347,689       3,857,702
Accumulated deficit .......................................     (9,524,435)     (1,115,973)
                                                              ------------    ------------

Total liabilities and stockholders' equity (deficit) ......   $ 48,310,958    $ 41,191,502
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
October 31,2001